Form 10QSB
period 1995-06-30
ASTROCOM CORP
filed 1995-08-15
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1995, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

                      COMMISSION FILE NUMBER 0-8482

                           ASTROCOM CORPORATION
        (Exact name of small business issuer as specified in its charter)

        MINNESOTA                                 41-0946755
(State or other jurisdiction             (I.R.S. Employer Ident. No.)
of incorporation or organization)

     2700 SUMMER STREET N.E.                      55413-2820
     MINNEAPOLIS, MINNESOTA                       (zip code)
(Address of principal executive office)

                              (612) 378-7800
                        (Issuer's telephone number)

                               NOT APPLICABLE
(Former name, address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

              Yes /X/                                    No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
          Yes / /                                   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,170,023

                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended June 30
                                                  1995            1994
Net Revenues                                  $  582,000      $ 854,000


Cost of Products Sold                            402,000        572,000
Net Profit                                       180,000        282,000

Expenses:
   Selling and administrative expense            299,000        341,000
   Research and development expense              102,000         66,000
   Interest expense                               28,000         19,000
Total Expenses                                   429,000        426,000

Income (loss) before taxes                      (249,000)      (144,000)
Income tax                                             0              0

Net income (loss)                             $ (249,000)     $(144,000)

Net income (loss) per share                   $ (    .05)     $(    .04)

Share used in the computation                   4,908,924      4,193,416


See notes to financial statements

                   STATEMENTS OF OPERATIONS (UNAUDITED)
                           ASTROCOM CORPORATION


                                                   Six Months Ended June 30
                                                1995                   1994
Net Revenues                               $1,408,000              $2,069,000


Cost of Products Sold                         888,000               1,300,000
Net Profit                                    520,000                 769,000

Expenses:
   Selling and administrative expense         579,000                 706,000
   Research and development expense           211,000                 142,000
   Interest expense                            50,000                  39,000
Total Expenses                                840,000                 887,000

Income (loss) before taxes                   (320,000)              (118,000)
Income tax                                          0                      0

Net income (loss)                          $ (320,000)             $(118,000)

Net income (loss) per share                $ (    .06)             $ (   .03)

Share used in the computation                4,907,482              4,185,998


See notes to financial statements

                        BALANCE SHEETS (UNAUDITED)
                           ASTROCOM CORPORATION


                                                    June 30,       December 31,
                                                      1995             1994

ASSETS

CURRENT ASSETS
Cash                                               $  2,000        $   8,000
Accounts receivable, less allowance
  for doubtful accounts of $15,000 at 3/31/95
  and $15,000 at 12/31/94.                          363,000          468,000

Inventories
  Finished products and work in-process             328,000          342,000
  Purchased parts, materials and supplies           344,000          392,000
Total Inventories                                   672,000          734,000

Prepaid expenses                                     16,000           15,000
  TOTAL CURRENT ASSETS                            1,053,000        1,225,000

OTHER ASSETS
  Other                                              20,000           20,000
  Demonstration, sample & repair inventory           94,000           94,000

PLANT AND EQUIPMENT
  Buildings                                           1,000            1,000
  Machinery and equipment                         1,184,000        1,173,000
  Office furniture and fixtures                     639,000          639,000
  Allowances for depreciation and
    amortization (deduction)                     (1,467,000)      (1,433,000)
  TOTAL PLANT AND EQUIPMENT                         357,000          380,000

TOTAL ASSETS                                     $1,524,000       $1,719,000

See notes to financial statements

                                                    June 30,       December 31,
                                                      1995             1994

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                  $ 404,000        $ 394,000
   Accounts payable                                 437,000          326,000
   Employee compensation and other accrued           21,000           52,000
      expenses
   Current maturities of long-term debt             134,000          156,000
      and capital leases

         TOTAL CURRENT LIABILITIES                  996,000          928,000

LEASE-SETTLEMENT COSTS                               36,000           57,000

SUBORDINATED DEBT - NOTE B                          200,000          200,000

STOCKHOLDERS' EQUITY

   Common Stock, par value $.10 a share -           506,000          486,000
     authorized 10,000,000 shares - Note B
   Additional paid-in capital                     3,491,000        3,433,000
   Retained earnings (deficit)                   (3,705,000)      (3,385,000)
   TOTAL STOCKHOLDERS' EQUITY                       292,000          534,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,524,000       $1,719,000

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to financial statements

                         STATEMENTS OF CASH FLOWS
                           ASTROCOM CORPORATION


                                                     Six Months Ended June 30
                                                          1995           1994
OPERATING EXPENSES
Net income (loss)                                    $ (320,000)    $ (118,000)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation                                       66,000         66,000
      Changes in operating assets and liabilities:
      Accounts receivable                               105,000          5,000
      Reorganization and contingent liabilities          61,000              0
      Inventories and prepaid expenses                   80,000        152,000
      Accounts payable and accrued expenses             (27,000)      (135,000)
      Other assets                                            0         20,000
Net cash provided by operating activities                (8,000)       (10,000)

INVESTING ACTIVITIES
   Purchases of plant and equipment                     (43,000)        (6,000)

Net cash (used in) provided by investing activities     (43,000)        (6,000)

FINANCING ACTIVITIES
   Conversion of debt to equity - Note C                 66,000              0
   Payments on bank notes payable                        10,000        (24,000)
   Payments on capital lease obligations                (31,000)       (12,000)

Net cash (used in) provided by financing activities      45,000        (31,000)

   Increase (Decrease) in cash                           (6,000)       (47,000)

Cash at beginning of quarter                              8,000         55,000

   Cash at end of quarter                              $  2,000       $  8,000


See notes to financial statements

                      NOTES TO FINANCIAL STATEMENTS
                           ASTROCOM CORPORATION
                               JUNE 30, 1995

NOTE A - ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and statement of cash flows. In the opinion of management, all adjustments necessary for a fair presentation of results have been made and registrant believes such presentation is adequate to make the information presented not misleading. For further information, refer to the financial statements and footnotes included in registrant's annual report on Form 10-KSB for the year ended December 31, 1994.


NOTE B - TRANSACTION WITH HANROW FINANCIAL GROUP, LTD.

Registrant has an $200,000 subordinated note payable to a related party, Hanrow Financial Group, Ltd. (Hanrow). The note bears interest at 13% and matures on April 5, 1996. The note is secured by a second security position in all assets of registrant, and contains various covenants relating to registrant's operations, financial condition and payment of dividends. As of December 31, 1994, registrant was in violation of certain covenants related to working capital, capital base and the allowance for doubtful accounts. Registrant was granted a waiver for the covenant violations as of December 31, 1994 and for the period from December 31, 1994 to January 1, 1996. As a result of the covenant violations being waived, the subordinated note continues to be classified as a long-term liability.

During 1994, registrant issued 13,000 shares of common stock in Hanrow in lieu of a cash payment of $6,000 for accrued interest on the subordinated note.


NOTE C - TRANSACTION WITH RELATED PARTY.

Effective November 18, 1994, registrant entered into a debenture purchase agreement with a related party. Under the terms of the Agreement, the related investor purchased $66,000 of registrant's unsecured debentures. The debentures were due on December 31, 1995, but, at holder's option, could be converted into common stock at the rate of $.25 per share, prior to December 31, 1995. On June 30, 1995, the holder converted $66,000 of the debentures into shares of registrant and received a warrant to purchase 132,000 shares of registrant, at the rate of $.50 per share.

          Management's Discussion and Analysis of the Results of Operations.
                      Comparison of Second Quarters 1995 and 1994

        SALES.   Net revenues for the quarter ended June 30, 1995, totaled
$582,000, a decrease of 32% from the total of $854,000 for the same quarter of 1994. The decrease was the result of a lower volume of unit sales, due primarily to decreased orders from one of registrant's major customers. The gross margin decreased from 33% in 1994 to 31% in 1995. The decrease can be attributed to higher parts costs and a lower volume of revenue during the second quarter of 1995.

       EXPENSES. Selling and administrative expenses decreased 12% from $341,000 in the quarter ended June 30, 1994 to $299,000 in the quarter ended June 30, 1995. The decrease was due primarily to a reduction in the number of sales and administrative personnel during the first six months of 1995. Research and development expenses increased 55% from $66,000 in 1994 to $102,000 in 1995, due primarily to an increase in personnel during the first six months of 1995 and a higher level of spending on engineering prototype materials. Interest expense increased 47% from $19,000 in 1994 to $28,000 in 1995, due to higher borrowing levels and higher interest rates in 1995.

       NET LOSS. Registrant reported a net loss from operations of $249,000 for the quarter ended June 30, 1995, as compared to a net loss of $114,000 in the second quarter of 1994. The difference can be attributed primarily to the reduction in revenues in the second quarter of 1995.

       CORPORATE LIQUIDITY. During the first half of 1995, registrant was not in compliance with the Hanrow subordinated debt loan covenants. Hanrow has not declared a default under the agreement.

       Liquidity was maintained during the first half of 1995 by funding from the bank line of credit. Management believes it will maintain short-term liquidity in 1995 by managing inventory and factoring international accounts receivable. Long-term liquidity is dependent upon returning to profitable operations that generate adequate cash flow to meet current obligations on a timely basis.

             COMPARISON OF SIX MONTHS ENDED JUNE 30, 1995
                WITH THE SIX MONTHS ENDED JUNE 30, 1994


       SALES. Net revenues for the six months ended June 30, 1995, totaled $1,408,000, a decrease of 32% from the total of $2,069,000 for the same period of 1994. Gross margins remained stable from 37% in 1994 to 37% in 1995.

       EXPENSES. Selling and administrative expenses decreased 18% from $706,000 in the first six months of 1994, to $579,000 in the first six months of 1995. The decrease was due primarily to a reduction in the number of sales and administrative personnel during the first six months of 1995. Research and development expenses increased 49% from $142,000 in 1994 to $211,000 in 1995, due primarily to an increase in personnel during the first six months and a higher level of spending on engineering prototype materials. Interest expense increased 28% from $39,000 during the first six months of 1994 to $50,000 in the first six months of 1995. This increase can be attributed to higher borrowing levels and higher interest rates in 1995.

       NET LOSS. Registrant reported a net loss of $320,000 for the first six months of 1995, as compared to a net loss of $118,000 in the first six months of 1994. The difference can be attributed primarily to the reduction in revenues in the first six months of 1995.

PART II     OTHER INFORMATION

ITEM 5

1. Robert Brandenberg resigned as Vice President of Sales and Marketing on June 30, 1995.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   August 11, 1995                      ASTROCOM CORPORATION
                                                   (Registrant)

                                              By:S. Albert D. Hanser
                                                 S. Albert D. Hanser, President


                                              By:Brien W. Johnson
                                                 Brien W. Johnson,
                                                 Vice President of Finance