Form 10QSB
period 1995-09-30
ASTROCOM CORP
filed 1995-11-16
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly Report Under Section 13 or 15(d) of the Securities Act of 1934, For the quarterly period ended September 30, 1995, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

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

                        ASTROCOM CORPORATION
                  STATEMENT OF OPERATIONS (UNAUDITED)


                                             Three Months Ended September 30
                                                  1995            1994
Net Revenues                                  $  769,000      $ 488,000


Cost of Products Sold                            473,000        464,000
Net Profit                                    $  296,000      $  24,000

Expenses:
   Selling and administrative expense            272,000        256,000
   Research and development expense              113,000         79,000
   Interest expenses                              29,000         19,000
Total Expenses                                   414,000        354,000

Income (loss) before taxes                    $ (118,000)     $(330,000)
Income tax                                             0              0

Net income (loss)                             $ (118,000)     $(330,000)

Net income (loss) per share                   $ (    .02)     $(    .08)

Shares used in the computation                  5,170,023      4,198,773


See notes to financial statements

                           ASTROCOM CORPORATION
                   STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Nine Months Ended September 30
                                                1995                   1994
Net Revenues                               $2,177,000              $2,557,000


Cost of Products Sold                       1,361,000               1,777,000
Net Profit                                 $  816,000              $  780,000

Expenses:
   Selling and administrative expense         851,000                 961,000
   Research and development expense           324,000                 221,000
   Interest expense                            79,000                  46,000
Total Expenses                              1,254,000               1,228,000

Income (loss) before taxes                 $ (438,000)             $(448,000)
Income tax                                          0                      0

Net income (loss)                          $ (438,000)             $(448,000)

Net income (loss) per share                $ (    .09)             $ (   .11)

Shares used in the computation               4,995,957              4,190,303


See notes to financial statements

                           ASTROCOM CORPORATION
                        BALANCE SHEETS (UNAUDITED)


                                                 September 30,     December 31,
                                                      1995             1994

ASSETS:

CURRENT ASSETS
Cash                                               $  2,000        $   8,000
Accounts receivable, less allowance
  for doubtful accounts of $15,000 at 9/30/95
  and $15,000 at 12/31/94                           571,000          468,000
Inventories
  Finished products and work in process             254,000          342,000
  Purchased parts, materials and supplies           238,000          392,000
Total Inventories                                   492,000          734,000

Prepaid expenses                                     11,000           15,000
  TOTAL CURRENT ASSETS                            1,076,000        1,225,000

OTHER ASSETS
  Other                                              18,000           20,000
  Demonstration, sample & repair inventory           91,000           94,000

PLANT AND EQUIPMENT
  Buildings                                           1,000            1,000
  Machinery and equipment                         1,266,000        1,173,000
  Office furniture and fixtures                     639,000          639,000
  Allowances for depreciation and
    amortization                                 (1,560,000)      (1,433,000)
  TOTAL PLANT AND EQUIPMENT                         346,000          380,000

TOTAL ASSETS                                     $1,531,000       $1,719,000

See notes to financial statements

                                                 September 30,     December 31,
                                                      1995             1994

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                  $ 540,000        $ 394,000
   Accounts payable                                 409,000          326,000
   Employee compensation and other accrued           40,000           52,000
      expenses
   Current maturities of long-term debt             132,000          156,000
      and capital leases

         TOTAL CURRENT LIABILITIES                1,121,000          928,000

LEASE-SETTLEMENT COSTS                               36,000           57,000

SUBORDINATED DEBT - NOTE B                          200,000          200,000

STOCKHOLDERS' EQUITY

   Common Stock, par value $.10 a share -           480,000          486,000
     authorized 10,000,000 shares - Note B
   Additional paid in capital                     3,517,000        3,433,000
   Retained earnings (deficit)                   (3,823,000)      (3,385,000)
   TOTAL STOCKHOLDERS' EQUITY                       174,000          534,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,531,000       $1,719,000

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See notes to financial statements

                           ASTROCOM CORPORATION
                         STATEMENTS OF CASH FLOWS


                                                Nine Months Ended September 30,
                                                          1995           1994
OPERATING ACTIVITIES
Net income (loss)                                    $ (438,000)    $ (448,000)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation                                      130,000         96,000
      Changes in operating assets and liabilities:
        Accounts receivable                            (103,000)       190,000
        Reorganization and contingent liabilities       (18,000)       (21,000)
        Inventories and prepaid expenses                246,000        289,000
        Accounts payable and accrued expenses            47,000       (107,000)
        Other assets                                      2,000         23,000
Net cash provided by operating activities              (134,000)        22,000

INVESTING ACTIVITIES
   Purchases of plant and equipment                     (93,000)       (21,000)
Net cash (used in) provided by investing activities     (93,000)       (21,000)

FINANCING ACTIVITIES
   Proceeds from subordinated note payable                    0         85,000
   Conversion of debt to equity                          78,000              0
   Proceeds from sales of stock                               0          5,000
   Proceeds (payments) on bank notes payable            146,000       (107,000)
   Payments on capital lease obligations                 (3,000)       (12,000)
Net cash (used in) provided by financing activities     221,000        (29,000)

   Increase (Decrease) in cash                           (6,000)       (28,000)

Cash at beginning of quarter                              8,000         55,000

   Cash at end of quarter                              $  2,000       $ 27,000


See notes to financial statements

                            ASTROCOM CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1995

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


NOTE C - TRANSACTION WITH RELATED PARTY.

Effective November 18, 1994, registrant entered into a debenture purchase agreement with a related party. Under the terms of the Agreement, the related investor purchased $66,000 of registrants' unsecured debentures. The debentures were due on December 31, 1995, but, at holder's option, could be converted into common stock at the rate of $.25 per share, prior to December 31, 1995. On June 30, 1995, the holder converted $66,000 of the debentures into shares of registrant and received a warrant to purchase 132,000 shares of registrant, at the rate of $.50 per share.

          Management's Discussion and Analysis of the Results of Operations.
                      Comparison of Third Quarters 1995 and 1994

        SALES.   Net revenues for the quarter ended September 30, 1995,
totaled $769,000, an increase of 58% from the total of $488,000 for the same quarter of 1994. The increase was the result of a higher volume of unit sales. The gross margin increased from 5% in 1994 to 38% in 1995. The increase can be attributed to a higher volume of revenue during the third quarter of 1995.

       EXPENSES. Selling and administrative expenses increased 6% from $256,000 in the quarter ended September 30, 1994, to $272,000 in the quarter ended September 30, 1995. The increase was due primarily to an increase in the number of sales and administrative personnel during the period ending September 30, 1995. Research and development expenses increased 43% from $79,000 in 1994 to $113,000 in 1995, due primarily to increased staff during the period ending September 30, 1995 and a higher level of spending on engineering prototype materials. Interest expenses increased 53% from $19,000 in 1994 to $29,000 in 1995, due to higher borrowing levels and higher interest rate in 1995.

       NET INCOME (LOSS). Registrant reported a net loss from operations of $118,000 for the quarter ended September 30, 1995, as compared to a net loss of $330,000 in the third quarter of 1994. The reduced loss can be attributed primarily to the increase in revenues in the third quarter of 1995.

           COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1995
              WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994


       SALES. Net revenues for the nine months ended September 30, 1995, totaled $2,177,000, a decrease of 15% from the total of $2,557,000 for the same period of 1994. Gross margins remained stable from 31% in 1994 to 37% in 1995.

       EXPENSES. Selling and administrative expenses decreased 11% from $961,000 in the first nine months of 1994, to $851,000 in the first nine months of 1995. The decrease was due primarily to a reduction in the number of administrative personnel during the first nine months of 1995. Research and development expenses increased 47% from $221,000 in 1994 to $324,000 in 1995, due primarily to increased staff during the first nine months and a higher level of spending on engineering prototype materials. Interest expense increased 72% from $46,000 during the first nine months of 1994 to $79,000 in the first nine months of 1995. This increase can be attributed to higher borrowing levels and higher interest rates in 1995.

       NET INCOME (LOSS). Registrant reported a net loss of $438,000 for the first nine months of 1995, as compared to a net loss of $448,000 in the first nine months of 1994.

       CORPORATE LIQUIDITY. During the first nine months of 1995, registrant was not in compliance with the Hanrow subordinated debt loan covenants. Hanrow has not declared a default under the agreement.

       Liquidity was maintained during the first nine months of 1995 by funding from the bank line of credit. Management believes it will maintain short-term liquidity in 1995 by managing inventory, and factoring International Accounts Receivable. Long-term liquidity is dependent upon returning to profitable operations that generate adequate cash flow to meet its current obligations on a timely basis.

PART II     OTHER INFORMATION

ITEM 5

1. The position of Vice President of Engineering was eliminated on October 19, 1995, and Donald L. Lucas was terminated as an employee on November 3, 1995.

2.     Thomas J. Carter was elected as Chief Operating Officer on October 19,
1995.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   November 14, 1995                    ASTROCOM CORPORATION
                                                   (Registrant)

                                              By:S. Albert D. Hanser
                                                 S. Albert D. Hanser, President
                                                   and Chief Executive Officer


                                              By:Brien W. Johnson
                                                 Brien W. Johnson,
                                                 Vice President of Finance