Form 10QSB/A
period 1995-06-30
ASTROCOM CORP
filed 1995-11-24
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                         AMENDED FORM 10-QSB

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




Dated:   November 21, 1995                    ASTROCOM CORPORATION
                                                   (Registrant)

                                              By:S. Albert D. Hanser
                                                 S. Albert D. Hanser, President


                                              By:Brien W. Johnson
                                                 Brien W. Johnson,
                                                 Vice President of Finance