Form 10KSB
ASTROCOM CORP
filed 1996-04-01
CIK 215155

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                             FORM 10-KSB

               Annual Report Under Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

For the fiscal year ended                               Commission file
December 31, 1995                                       number O-8482

                         ASTROCOM CORPORATION
            (Name of small business issuer in its charter)

      Minnesota                                         41-0946755
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  2700 Summer Street N.E., Minneapolis, Minnesota       55413-2820
(Address of principal executive offices)                 (zip code)

Issuer's telephone number, including area code: (612) 378-7800

Securities registered pursuant to Section 12(g) of the Act:

         Shares of Common Stock, par value $.10 per share
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X        No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $3,178,000.

As of March 14, 1996, the aggregate market value of the voting stock held by non-affiliates was $3,284,060, computed by reference to the average of the bid and asked prices on such date, as reported in the over-the-counter market.

As of March 14, 1996, there were outstanding 6,015,702 shares of the registrant's common stock, par value $.10 per share, its only class of stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 1995, are incorporated by reference into Part II.

     Portions of the proxy statement for the annual meeting of shareholders to be held on May 23, 1996, are incorporated by reference into Part III.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     (a)  BUSINESS DEVELOPMENT.

     Astrocom Corporation ("Astrocom") was incorporated in the State of

Minnesota on September 28, 1968. Astrocom has been engaged in the design,

development, manufacture, assembly and sale of electronic products used for data communications since it commenced operations in 1968.

     4300 Peavey Road Corporation, a wholly-owned, inactive subsidiary of

Astrocom, was formerly engaged in the manufacture and sale of printed circuit boards.

        As used in this Form 10-KSB report, the term "registrant" shall refer to Astrocom Corporation and its wholly-owned subsidiary as a single entity,

unless the context indicates otherwise.

     (b)  BUSINESS OF REGISTRANT.

     ELECTRONIC PRODUCTS.  Registrant develops, manufactures, markets and services electronic devices which address key areas of wide area data communication networks.  Registrant's products can be generally placed in the following product categories: T1 and Fractional T1 CSU/DSU's, 56/64K bps DDS

CSU/DSU's, ISDN Terminal Adapters and Time Division Multiplexers (TDM).  These

products contain all the features and functionality of their traditional counterparts combined with application specific added value features which specifically address the requirements of the Internet, Video Conferencing and

LAN Connect markets.  All registrant's products are backed by a 5-year warranty and support with their signature Customer Service program which provides 7 days a week, 24 hours a day technical support.

     Registrant's customers include end-users, integrators, distribution end-users, integrators, distributors and original equipment manufacturers. Two purchasers of registrant's products each accounted for more than 10% of registrant's total net revenues during 1995.

     The sales activities for registrant's electronic products are carried on by three regional sales managers working through a network of approximately 40 domestic and approximately 15 international distributors who buy the products for resale. Distributors employ sales people who contact customers and prospects in principal areas of the United States and foreign markets.

Registrant provides marketing support through participation in selected industry trade shows, through advertising in leading data communication magazines and through the use of direct mail campaigns. Registrant has international distributors in Europe, Canada and the Far East.

     PRINTED CIRCUIT BOARDS.  Registrant's wholly-owned subsidiary, Circuit

Board One, Inc. (since renamed 4300 Peavey Road Corporation), manufactured printed circuit boards for registrant's use and for sale to outside customers until the sale of its business and substantially all of its assets on May 29,

1990. Since that time, the subsidiary has been inactive.

     MANUFACTURING.  In 1995, registrant subcontracted over 95% of its manufacturing operations to outside organizations specializing in manufacturing.  Registrant believes that there are several outside organizations who could provide the specialized manufacturing services required by registrant.

     SOURCE AND AVAILABILITY OF MATERIALS.  The outside organizations with which registrant subcontracts to do its manufacturing purchase the necessary components and raw materials.  Registrant purchases a limited amount of components and raw materials from an assortment of suppliers, manufacturers and distributors throughout the United States.  Registrant believes that there are several sources of supply for the required components and raw materials.

     PATENTS.  Registrant has no patents, significant trademarks, exclusive licenses, franchises or concessions which are of material importance to its business.

     BACKLOGS AND TURN-OVER.  The backlog of unfilled orders for electronic products as of March 15, 1996, was approximately $200,000, as compared to approximately $150,000 on March 15, 1995. In addition to the respective backlogs of unfilled orders on March 15, 1996, and March 15, 1995, registrant also anticipated receiving lease revenues of $4,000 under existing leases during each of the ensuing 12-month periods. Registrant normally fills its orders for electronic products within ten days after receipt. Accordingly, the backlog and anticipated lease revenue figures are not indicative of future sales.  There is no significant seasonal aspect to the backlog for electronic products.

     GOVERNMENT SALES.  Registrant has for several years sold and leased electronic products to various United States government agencies. Revenues received from such sales and leases totaled approximately $12,455 in 1995 and

$15,000 in 1994.

     COMPETITION.  The business of registrant is highly competitive.  Price competition and service are the most significant features of the market in which registrant competes. Registrant competes on a nationwide basis with many other firms. Almost all of its competitors are larger and financially stronger than registrant, including IBM.  Management believes that registrant accounts for only a very small portion of the respective national and local markets.

     RESEARCH AND DEVELOPMENT.  Registrant spent $312,000 in 1994 and $442,000 in 1995 for research and development.

     Registrant deducts internal research and development costs as items of expense as they occur.

     Registrant recognizes that the sale of electronic products will require continuous development of new products and refinement of established products.

     GOVERNMENT REGULATION.  Some of registrant's electronic products are used in conjunction with the telephone network.  Existing Federal Communications

Commission (FCC) regulations and local tariffs allow such products to be interconnected with the telephone network. Certain of the products marketed by registrant have been registered with the FCC and management believes they meet all applicable FCC standards. Restrictive changes in interstate regulation (FCC jurisdiction) or intrastate tariffs (state regulatory agency jurisdiction)

could limit the uses and hence the marketability of some of registrant's products.

     ENVIRONMENTAL ISSUES.  Management believes that compliance with federal,

state and local provisions which have been enacted or adopted regulating the discharge of materials in the environment or otherwise relating to the protection of the environment should have no material effect upon the capital expenditures, earnings and competitive position of registrant's operations.

     EMPLOYEES.  As of March 15, 1996, registrant had a total of 20 employees,

which includes four officers, eight technical and marketing employees, three clerical employees and five production employees.  Registrant's inactive wholly-owned subsidiary has no employees.

     No employees are currently represented by labor organizations and there are no collective bargaining agreements. Registrant provides paid holidays and vacations. In addition, registrant provides and partially funds group medical,

dental and life insurance.

     FOREIGN OPERATIONS.  Approximately 10% and 21% of registrant's revenues from continuing operations were derived from customers in foreign countries in

1995 and 1994, respectively.

     SALE OF SUBSIDIARY AND LEASE SETTLEMENT COSTS.  On May 29, 1990,

registrant's wholly-owned subsidiary sold its business and substantially all of its assets to Visi-Tour Vision, Inc. (subsequently renamed Circuit Board One,

Inc.). As a result of that transaction, all of the subsidiary's right, title and interest in a real estate lease and various equipment leases were assigned to Circuit Board One, Inc., but registrant remained contingently liable to the respective lessors in the event of default by Circuit Board One, Inc. On

June 24, 1991, Circuit Board One, Inc. filed for protection under Chapter 11 of the Bankruptcy Code. On July 28, l992, a plan of reorganization proposed by

Circuit Board One, Inc. was approved by the Bankruptcy Court.  Circuit Board

One, Inc. ceased operations on October 8, l992.

     The real estate lease assigned to Circuit Board One, Inc. covered a 29,867 square foot office, manufacturing and warehouse facility at 4300 Peavey Road,

Chaska, Minnesota. Registrant's guaranty of the lease remained in effect after the assignment to Circuit Board One, Inc.  After Circuit Board One, Inc. ceased operations on October 8, 1992, the landlord asserted a claim against registrant. This matter was settled during 1993, and the landlord and the registrant agreed upon a settlement payment schedule. Registrant continues to make payments pursuant to such payment schedule.  See Note 4 of Notes to

Financial Statements.

     Circuit Board One, Inc. assumed the obligations under a master equipment lease (and six supplements thereto) between registrant and Norwest Equipment

Finance, Inc. Registrant was the lessee of the equipment, but the equipment had been used by its wholly-owned subsidiary prior to the sale of the business and assets of the subsidiary to Circuit Board One, Inc.  Registrant was not released from its obligations under the lease at the time of the assignment to

Circuit Board One, Inc.  Circuit Board One, Inc. was in default under the terms of the lease at the time it ceased operations.  The lessor and the registrant subsequently settled and agreed upon a payment schedule.

Registrant made its final payment in 1995.  See Note 4 of Notes to Financial

Statements.

     Circuit Board One, Inc. also assumed the obligations under certain equipment leases entered into during 1989 by Paccom Leasing Corporation with registrant's wholly-owned subsidiary. Registrant's guaranty of the leases remained in effect after the assignment to Circuit Board One, Inc. On

November 13, 1991, Paccom Leasing Corporation commenced an action against registrant following default by Circuit Board One, Inc.  The lessor and registrant subsequently settled and agreed upon a payment schedule.

Registrant made its final payment in 1995.  See Note 4 of Notes to Financial

Statements.

     TRANSACTIONS WITH HANROW FINANCIAL GROUP, LTD.  On March 15, 1991,

registrant and Hanrow Financial Group, Ltd. ("Investor") entered into a

Purchase Agreement ("Agreement") pursuant to which Investor agreed to purchase

654,545 shares of common stock of registrant at $.55 per share, a $360,000 five year Subordinated Note bearing interest at 16% per annum and secured by a second security position in all assets of registrant, and a Warrant enabling

Investor to purchase 180,000 shares of the common stock of registrant at $1.00 per share.

     On March 15, 1991, registrant delivered to Hanrow Capital Fund Five, a

Minnesota limited partnership, the assignee of Investor, a certificate for

654,545 shares of common stock in exchange for payment of $360,000. On

April 5, 1991, registrant delivered the Subordinated Note and Warrant in exchange for payment of an additional $360,000.

     On April 5, 1992, the Subordinated Note was reduced by $60,000 in exchange for 200,000 shares of common stock. Registrant also issued a Warrant enabling

Hanrow Capital Fund Five to purchase 50,000 shares of the common stock of registrant at $.35 per share for a period of five years and the interest rate on the remaining $300,000 subordinated debt balance was reduced to 13%.

     On June 3, 1993, registrant borrowed $33,000 from Hanrow Capital Fund

Five. On June 30, 1993, Hanrow Capital Fund Five received 110,000 shares of the common stock of registrant at $.30 per share in exchange for conversion of the $33,000 loan. At that time, Hanrow Capital Fund Five also received an additional 365,833 shares of the common stock of registrant at $.30 per share in exchange for a $100,000 reduction in the Subordinated Note and conversion of the interest payment in the amount of $9,750 to be owing to it by registrant as of July 1, 1993.

     On June 16, 1993, registrant issued a Warrant enabling Investor to purchase 50,000 shares of the common stock of registrant at $.30 per share for a period of five years. Registrant delivered the Warrant in consideration of financial and management advisory services provided to registrant by Investor.

     On June 30, 1994, Hanrow Capital Fund Five received 13,000 shares of the common stock of registrant at $.50 per share in payment of the interest in the amount of $6,500 to be owing to it by registrant as of July 1, 1994.

     In August and September 1994, registrant borrowed an additional $65,785 from Hanrow Capital Fund X.  On December 22, 1994, registrant issued a

Convertible Debenture covering the loaned amount.  Said Convertible Debenture was originally due on December 31, 1995, but the due date was subsequently extended to June 30, 1996.  The Convertible Debenture provides for interest at

13% per annum, payable monthly commencing January 31, 1995.  Pursuant to the

Debenture, Hanrow Capital Fund X has the right to convert the principal amount of the Debenture into shares of the common stock of registrant at $.25 per share at any time between July 1, 1995 and the due date.  On December 22,

1994, registrant also issued a Warrant enabling Hanrow Capital Fund X to purchase 131,570 shares of the common stock of registrant at $.50 per share from December 22, 1994 through December 31, 1999.

     On March 15, 1995, registrant borrowed an additional $35,000 from Hanrow

Capital Fund X.  A Convertible Debenture covering the additional loaned amount, and containing the same terms and conditions as the

December 22, 1994 Convertible Debenture, was issued by registrant.  The due date of this Convertible Debenture was also subsequently extended to June 30,

1996.  Registrant also issued a Warrant enabling Hanrow Capital Fund X to purchase 70,000 shares of the common stock of registrant at $.50 per share from

March 15, 1995 through December 31, 1999.

     The March 15, 1991 Agreement and related Security Agreement contained various covenants relating to registrant's operations and financial condition.

From time to time in 1992, 1993, 1994 and 1995, registrant was in violation of several of these covenants. By letter dated March 27, 1992, Investor waived registrant's breach of covenants for the period ending December 31, 1991 and agreed to modify various covenants for 1992. Investor delivered a First

Amendment to Purchase Agreement, Subordinated Promissory Note and Security

Agreement, dated March 26, 1992, setting forth the modifications to the covenants.  Investor waived registrant's breach of certain covenants for the periods ending December 31, 1992, December 31, 1993 and December 31, 1994.  By

letter dated March 18, 1996, Investor waived registrant's breach of certain covenants for the period ending December 31, 1995.  The letters do not modify

Investor's ability to declare registrant in default if registrant fails to achieve the financial goals set forth in the Agreement and related Security

Agreement in the future.

     On January 7, l993, registrant and Hanrow Business Finance Corp. ("HBF")

entered into a Factoring Agreement pursuant to which HBF agreed to purchase certain international accounts receivable at 80% of face value.  Of the funds to be advanced to registrant, 5% will be retained as a factoring fee by HBF.

If any account purchased by HBF is not paid within 120 days of billing, HBF may demand that registrant repurchase the unpaid account.  In any event, HBF will retain the factoring fee.

     SEVERANCE LOAN AND SALE OF ADDITIONAL SHARES.  On November 18, 1994,

registrant borrowed $66,000 from H. Leigh Severance, a major shareholder of registrant, and issued a Convertible Debenture covering such amount.  Said

Convertible Debenture provided for interest at 13% per annum, payable quarterly commencing March 31, 1995.  Pursuant to the Debenture, Mr. Severance

converted the entire principal amount of the Debenture into shares of the common stock of registrant at $.25 per share on June 30, 1995.  Upon such conversion, Mr. Severance received a Warrant exercisable from the date of conversion through December 31, 1999, whereby he is entitled to purchase, at

$.50 per share, one share of common stock of registrant for each two shares he received upon conversion of the principal amount of the Debenture.

     In December 1995, six investors, including Hanrow Capital Fund V and

Hanrow Financial Group, Ltd., purchased an aggregate 756,666 shares of common stock of registrant at $.30 per share.

ITEM 2.   DESCRIPTION OF PROPERTY.

     ST. PAUL PROPERTIES.  On June 1, 1992, registrant sold and assigned to

The Crepeau Company ("Crepeau") all rights, duties and liabilities registrant had under a lease from the Port Authority which covered approximately 33,600 square feet of office and manufacturing space and 165,258 square feet of land at 120 West Plato Boulevard, St. Paul, Minnesota, in the St. Paul Port

Authority's Riverview Industrial Area West. The lease from the Port Authority runs through August 31, 2007.  Registrant remains contingently liable to the

Port Authority in the event that Crepeau defaults under the terms of the lease.

     Registrant leases from the St. Paul Port Authority 81,568 square feet of undeveloped land. The lease runs through August 31, 2007 and provides for rental payments of $626 per month. On August 16, 1993, registrant subleased said undeveloped land to Rutzick-Sheehy Office Center, a Minnesota general partnership. The sublease runs through August 31, 2007, and provides for payments of $626 per month during the entire term of the sublease. The sublease further provides for payments of an additional $870 per month for a

12 month period which ended July 16, 1994. Subtenant also agreed to pay all taxes, special assessments and other charges and expenses required to be paid by registrant pursuant to its lease with the Port Authority.

     On March 5, l993, registrant entered into a Lease Agreement with Summer

Business Center Partnership ("Summer") pursuant to which registrant leases approximately 17,524 square feet of square feet of office and manufacturing space at 2700 Summer Street NE, Minneapolis, Minnesota.  The lease runs from

April 9, l993, through March 31, l999, and provides for escalating monthly rental payments over the term of the lease, with registrant to pay all taxes and insurance and utility, maintenance and other costs.

     On February 21, 1995, registrant and Summer entered into an Amendment to

Lease providing that effective March 1, 1995, the leased premises would be reduced by 2,262 square feet and redefined to be 15,262 square feet of office and manufacturing space.  The Amendment provides for rental payments of

$6,359.17 per month for the months of March 1995 through March 1996 and

$6,995.08 per month for the months of April 1996 through March 1999.

ITEM 3.   LEGAL PROCEEDINGS.

     On July 27, 1983, the Board of the Minnesota Pollution Control Agency

found registrant and 13 other corporations to be responsible persons under the

Minnesota Superfund Act and thereby secondarily liable for the cleanup of hazardous wastes given to Ecolotech and Brian Carriere. Ecolotech collected such waste materials from registrant during the period 1973 to 1978. On

January 25, 1984, registrant and the 13 other corporations entered into an agreement to share the costs of cleanup and litigation in proportion to the respective volumes of waste materials given by each to Ecolotech. As of

March 15, 1996, registrant had paid approximately $171,000 pursuant to the agreement, none of which was paid during 1995. The cleanup was completed on

February 1, 1986. During February, 1987, a judgment was obtained in favor of registrant and the 13 other corporations against Carriere Properties and others. No estimate can be given as to the collectibility of said judgment.

Registrant believes that any costs or liabilities that it may incur in connection with any latent problems will not have a material effect on the financial condition of registrant.

     In June 1988, registrant was informed by Mibco, the owner and lessor of the Minnetonka facility where registrant's wholly-owned subsidiary was located until March 6, 1989, that there were soil and groundwater contamination problems at the facility. There currently appear to be seven companies

(including Mibco) which are potentially responsible parties. Registrant's alleged involvement occurred during the period March 1972 through September

1973. The matter has been reported to the Minnesota Pollution Control Agency

(MPCA) which has made a preliminary assessment, conducted a followup site investigation and included of the site on Minnesota's permanent list of priorities.  Registrant will participate in proceedings initiated by the MPCA.

Registrant believes that any costs or liabilities that it may incur in connection with the proceedings before the MPCA will not have a material effect on the financial condition of registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     Registrant did not submit any matter to a vote of securities holders during the last quarter of the fiscal year ended December 31, 1995.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information regarding Market and Dividend Data included in registrant's annual report to shareholders for the year ended December 31,

1995, is incorporated herein by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results

of Operations included in registrant's annual report to shareholders for the year ended December 31, 1995, are incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements included in registrant's annual report to shareholders for the year ended December 31, 1995, are incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

     No disagreements with accountants have occurred within the two-year period ended December 31, 1995, which required reporting on Form 8-K.  Registrant did, however, report a change in its certifying accountants on its Form 8-K dated August 25, 1994.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by Item 9 is incorporated herein by reference to the proxy statement to be filed within 120 days after year end.

ITEM 10.   EXECUTIVE COMPENSATION.

     The information required by Item 10 is incorporated herein by reference to the proxy statement to be filed within 120 days after year end.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed within 120 days after year end.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed within 120 days after year end.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Listing of Exhibits:

          3(i) Restated Articles of Incorporation of registrant [incorporated by reference to Exhibit 19 to Form 10-Q for the quarter ended June 30, 1984 (File No.0-8482)].

          3(ii) Restated Bylaws of registrant [incorporated by reference to Exhibit 3(ii) to Form 10-K for the year ended December 31, 1984 (File No. 0-8482)].

          3(iii) Amendment to Restated Bylaws of registrant adopted by the directors on June 25, 1985 [incorporated by reference to
                    Exhibit 3(iii) to Form 10-K for the year ended December 31, 1986 (File No. 0-8482)].

          3(iv) Amendment to Restated Articles of Incorporation of registrant approved by shareholders at May 20, 1987 meeting [incorporated by reference to Exhibit 3(iv) to Form 10-K for the year ended December 31, 1987 (File No. 0-8482)].

          3(v) Amendment to Restated Bylaws of registrant adopted by the directors on February 21, 1988 [incorporated by reference to Exhibit 3(iv) to Form 10-K for the year ended
                    December 31, 1988 (File 0-8482)].

          3(vi) Amendment to Restated Bylaws of registrant adopted by the directors on July 31, 1989 [incorporated by reference to
                    Exhibit 3(vi) to Form 10-K for the year ended December 31, 1989 (File 0-8482)].

          10(i) 1988 Stock Option Plan of registrant as approved by shareholders at May 25, 1988 meeting [incorporated by reference to Exhibit 10(iv) to Form 10-K for the year ended December 31, 1988 (File No. 0-8482)].

          10(ii) Amendment to 1988 Stock Option Plan of registrant adopted by the directors on October 17, 1988 [incorporated by reference to Exhibit 10(v) to Form 10-K for the year ended December 31, 1989 (File No. 0-8482)].

          10(iii) Amendment to 1988 Stock Option Plan of registrant adopted by the directors on January 25, 1996.

          10(iv) Lease Agreement between registrant and Port Authority of the City of St. Paul, dated September 1, 1977
                    [incorporated by reference to Exhibit 1 to Form 8-K Report for September 27, 1977 (File No. 0-8482)].

          10(v) Asset Sale Agreement between registrant's subsidiary, Circuit Board One, Inc. and Visi-Tour Vision, Inc., dated March 16, 1990 [incorporated by reference to Exhibit 10(viii) to Form 10-K Report for the year ended
                    December 31, 1989 (File No. 0-8482)].

          10(vi) Agreement for Assignment and Assumption of Lease between registrant and the Crepeau Company, dated January 16, 1992 [incorporated by reference to Exhibit 10(xi) to Form 10-K Report for the year ended December 31, 1991 (File 0-8482)].

          10(vii) Purchase Agreement between registrant and Hanrow Financial Group, Ltd., dated March 15, 1991 [incorporated by reference to Exhibit 10(x) to Form 10-K Report for the year ended December 31, 1990 (File 0-8482)].

          10(viii) Subordinated Promissory Note, Security Agreement and Warrant, dated April 5, 1991, delivered to Hanrow Financial Group, Ltd. [incorporated by reference to Exhibit 10(xiii) to Form 10-K Report for the year ended December 31, 1991 (File 0-8482)].

          10(ix) First Amendment to Purchase Agreement, Subordinated Promissory Note and Security Agreement [incorporated by reference to Exhibit 10(xv) to Form 10-K Report for the year ended December 31, 1991 (File 0-8482)].

          10(x) Lease Agreement between registrant and Summer Business Center Partnership, dated March 5, 1993 [incorporated by reference to Exhibit 10(xvi) to Form 10-KSB Report for the year ended December 31, 1992 (File O-8482)].

          10(xi) Factoring Agreement between registrant and Hanrow Business Finance Corp., dated January 7, l993 [incorporated by reference to Exhibit 10(xvii) to Form 10-KSB Report for the year ended December 31, 1992 (File O-8482)].

          10(xii) Sublease Agreement between registrant and Rutzick-Sheehy Office Center, dated August 16, 1993 [incorporated by reference to Exhibit 10(xiv) to Form 10-KSB Report for the year ended December 31, 1993 (File O-8482)].

          10(xiii) Warrant, dated June 16, 1993, delivered to Hanrow Financial Group, Ltd. [incorporated by reference to Exhibit 10(xvi) to Form 10-KSB Report for the year ended December 31, 1993 (File O-8482)].

          10(xiv) Convertible Debenture and Warrant, dated December 22, 1994, delivered to Hanrow Capital Fund X [incorporated by reference to Exhibit 10(xix) to Form 10-KSB Report for the year ended December 31, 1994 (File O-8482)].

          10(xv)    Warrant, dated June 30, 1995, delivered to H. Leigh
                    Severance.

          10(xvi) Waiver letter dated March 18, 1996, from Hanrow Financial Group, Ltd.

          10(xvii) Amendment to Lease between registrant and Summer Business Center Partnership, dated February 21, 1995 [incorporated by reference to Exhibit 10(xxi) to Form 10-KSB Report for the year ended December 31, 1994 (File O-8482)].

          10(xviii) Letter from McGladrey & Pullen dated August 25, 1994, regarding change in accountants [incorporated by reference to Exhibit 1 to Form 8-K dated August 25, 1994 (File O-8482)].

          10(xix) Non-Employee Directors' Equity Compensation Plan to be submitted to shareholders for approval at May 25, 1996 meeting.

          13        Registrant's 1995 Annual Report to Shareholders.

          22        List of registrant's subsidiaries.

          23        Consent of Independent Auditors.

     (b)  Reports on Form 8-K filed in the fourth quarter of 1995:

          No reports on Form 8-K were filed in the fourth quarter of 1995.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASTROCOM CORPORATION


                              By: s/ S. Albert D. Hanser
                                  S. Albert D. Hanser, President
                                  and Chief Executive Officer

Dated: March 29, 1996.

                              By: s/ Brien W. Johnson
                                  Brien W. Johnson, Principal
                                  Financial Officer and Principal
                                  Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the registrant and in the capacities and on the dates indicated.

                                        Date

s/ S. Albert D. Hanser                  March 29, 1996
S. Albert D. Hanser, Director

s/ Dennis E. Evans                      March 29, 1996
Dennis E. Evans, Director

s/ Raymond F. Good                      March 29, 1996
Raymond F. Good, Director

s/ Roger V. Stageberg                   March 29, 1996
Roger V. Stageberg, Director

Exhibit 10(iii)     Amendment to 1988 Stock Option Plan

Exhibit 10(xv)      Warrant, dated June 30, 1995, Delivered to H. Leigh
                    Severance

Exhibit 10(xvi) Waiver Letter dated March 18, 1996 from Hanrow Financial Group, Ltd.

Exhibit 10(xix)     Non-Employee Directors' Equity Compensation Plan

Exhibit 13          Registrant's 1995 Annual Report to Shareholders

Exhibit 22          List of registrant's subsidiaries

Exhibit 23          Consent of Independent Public Accountants

                         Exhibit 10(iii)

               AMENDMENT TO 1988 STOCK OPTION PLAN


RESOLVED, that the officers of the corporation are hereby authorized and directed to prepare appropriate amendments to the 1988 Stock Option Plan of Astrocom Corporation for presentation to the shareholders for approval at the next meeting of the shareholders of the corporation, so as to amend the Plan to increase the number of shares subject to the Plan from 1,000,000 shares to 1,500,000 shares; and that any action taken by the Board of Directors at its meeting on October 19, 1995, is hereby amended to be consistent with this resolution.

                          Exhibit 10(xv)

           WARRANT, DATED JUNE 30, 1995, DELIVERED TO
                       H. LEIGH SEVERANCE


              WARRANT FOR PURCHASE OF COMMON STOCK
                               OF
                      ASTROCOM CORPORATION
                    (A Minnesota Corporation)

                         132,000 shares


     This certifies that H. Leigh Severance (hereinafter the "holder"), is entitled to purchase from Astrocom Corporation (hereinafter the "Company") 132,000 fully paid and nonassessable shares of Common Stock of the Company, par value $.10 per share, pursuant to the terms and conditions hereinafter set forth, at the price of $.50 per share.

     1. The rights represented by this Warrant may be exercised at any time from the date hereof through December 31, 1999 by the holder hereof, in whole or in part (but not as to a fractional share of Common Stock), by the surrender of this Warrant at the principal office of the Company and upon payment to the Company by certified check or bank draft of the purchase price for such shares as set forth above. The holder shall also execute and deliver such agreements and representations concerning the holder's intention not to distribute the Common Stock so obtained and such other matters as the Company may reasonably request in order to permit issuance of the shares of Common Stock pursuant to exemptions from registration under federal and state laws, provided, however, that the unavailability of any such exemption shall not affect the Company's obligation to issue shares of its Common Stock pursuant hereto. Upon any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof within a reasonable time, not exceeding fifteen (15) days, and, unless this Warrant has expired, a new Warrant representing the number of shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such time.

     2. The Company covenants and agrees that all shares which may be issued upon the exercise of the rights represented by this Warrant will, upon issuance, be fully paid and nonassessable and free from all taxes, liens, and charges with respect to the issuance thereof. The Company further covenants and agrees that during the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon the exercise of the subscription rights evidenced by this Warrant, a sufficient number of shares of its Common Stock to provide for the exercise of the rights represented by this Warrant.

     3. In the event that the Company shall, at any time prior to the expiration date of this Warrant and prior to the exercise hereof: (a) declare or pay to the holders of the Common

THIS WARRANT IS SUBJECT TO THE TERMS OF THE LEGEND SET FORTH ON THE
LAST PAGE
HEREOF.

Stock a dividend payable in any kind of shares of stock of the Company; or (b) change or divide or otherwise reclassify its Common Stock into the same or a different number of shares with or without par value, or into shares of any class or classes; or (c) consolidate or merge with, or transfer its property as an entirety or substantially as an entirety to, any other corporation; then, upon the subsequent exercise of this Warrant, the holder hereof shall receive for the exercise, such additional shares of stock of the Company, or such reclassified shares of stock of the Company, or such shares or securities of the Company or any other entity resulting from the occurrence of any such event which he would have been entitled to receive had he exercised this Warrant prior to the happening of any of the foregoing events.

     4. The certificates representing the shares to be issued upon exercise of the rights represented by this Warrant which have not been registered under applicable federal and state laws will bear a legend substantially as follows:

          "The securities represented by this
          certificate have not been registered under the Securities Act of 1933 or the securities act of any state. The securities have been acquired for investment and may not be sold, transferred for value, pledged, hypothecated or otherwise encumbered unless (1) pursuant to an effective registration of them under the Securities Act of 1933 and the applicable securities act of any state, or (2) there is presented to the corporation an opinion of counsel acceptable to counsel for the corporation to the effect that such registration is not required."

By exercise of this Warrant the holder agrees to be bound by the terms of such legend.

     5. This Warrant shall not entitle the holder hereof to any voting rights or other rights as a stockholder of the Company.

     6. This Warrant shall not be transferable by the holder, other than by Will or the laws of descent and distribution, and this Warrant shall be exercisable, during holder's lifetime, only by holder.

     7. In the event of the death of the holder prior to the expiration date of this Warrant, and prior to its exercise, this Warrant shall be exercisable within a period of one year after the date of death, but in no case later than the expiration date of this Warrant, and then only by the executors or administrators of the holder or by the persons to whom the holder's rights shall pass by the holder's Will, or the laws of descent and distribution.

     8. This Warrant is being executed and delivered in the State of Minnesota, and this Warrant shall be construed in accordance with the laws of such State.

     9. This Warrant shall expire and be void unless exercised on or before December 31, 1999.

     WITNESS the signature of the Company's duly authorized officer as of the 30th day of June, 1995.


                              ASTROCOM CORPORATION


                              By /s S. Albert D. Hanser
                                 S. Albert D. Hanser
                                 Its President


THE WARRANT REPRESENTED BY THIS CERTIFICATE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 ("THE ACT") OR UNDER APPLICABLE STATE LAWS. THE WARRANT MAY NOT BE SOLD, TRANSFERRED, PLEDGED, OR HYPOTHECATED EXCEPT AS PROVIDED ABOVE AND NO TRANSFER OF IT WILL BE MADE BY THE CORPORATION OR ITS TRANSFER AGENT IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE WARRANT UNDER THE ACT, AS AMENDED, A "NO ACTION" LETTER OF THE SECURITIES AND EXCHANGE COMMISSION, OR AN OPINION OF COUNSEL ACCEPTABLE TO THE CORPORATION THAT SUCH REGISTRATION IS NOT REQUIRED. FURTHERMORE THE WARRANT MAY NOT BE SOLD, TRANSFERRED, PLEDGED, OR HYPOTHECATED EXCEPT AS PROVIDED ABOVE AND NO TRANSFER OF IT WILL BE MADE BY THE CORPORATION OR ITS TRANSFER AGENT IN THE ABSENCE OF AN OPINION OF COUNSEL ACCEPTABLE TO THE CORPORATION THAT SUCH TRANSFER DOES NOT REQUIRE COMPLIANCE WITH APPLICABLE STATE LAW OR THAT SUCH COMPLIANCE HAS BEEN EFFECTED.

                          Exhibit 10(xvi)

               WAIVER LETTER DATED MARCH 18, 1996,
                FROM HANROW FINANCIAL GROUP, LTD.


March 18, 1996


S. Albert D. Hanser
Astrocom Corporation
2700 Summer Street NE
Minneapolis, MN 55413

Dear Mr. Hanser:

This letter will serve as our waiver of the defaults of the covenants under the Purchase Agreement dated March 15, 1991 and the Security Agreement dated
April 5, 1991. Specifically, this letter covers the following paragraphs and items:

Purchase Agreement

a. Section 7.1 relating to the issuance of shares of stock of the Company of any class for a purchase price less than $0.55 per share (subject to appropriate adjustments) as specified in the Agreement.

b. Section 7.4 relating to the maintenance of the Company's capital base (as defined) at an amount of $1,500,000 or more.

Security Agreement

a. Section 11f relating to the maintenance of shareholder equity of at least $1,500,000.

b. Section 11g relating to the maintenance of ratio of outstanding indebtedness to Capital Base of no greater than 1.8 to 1.0.

c. Section 11j relating to the maintenance as of the end of each quarter of a working capital ratio of at least 1.5 to 1.0.

The violations of the covenants in Section 7.1 and 7.4 of the Purchase Agreement and Sections 11f, 11g and 11j of the Security Agreement as of and for the year ended December 31, 1995 will not be considered as events of default at least through January 1, 1997. Further, we agree to waive compliance with all of the above covenants at least through January 1, 1997.

Very truly yours,

s/ Dennis E. Evans
Dennis E. Evans

                          Exhibit 10(xix)

         NON-EMPLOYEE DIRECTORS' EQUITY COMPENSATION PLAN

                       ASTROCOM CORPORATION
         NON-EMPLOYEE DIRECTORS' EQUITY COMPENSATION PLAN


     1. PURPOSE. The purpose of this Non-Employee Directors' Equity Compensation Plan (the "Plan") is to provide for the payment of directors' fees payable for services rendered during the calendar years 1995, 1996 and 1997 by the non-employee directors of Astrocom Corporation (the "Company") in Common Stock, $.10 par value, of the Company ("Common Stock") in order to further align the interests of such directors with the shareholders of the Company and thereby promote the long-term profits and growth of the Company.

     2.   DIRECTORS' FEES.

          (a) Any individual duly elected or chosen as a director of the Company who is not also an employee of the Company and who serves as a director at any time during the calendar years 1995, 1996 and 1997 shall be covered by this Plan.

          (b) Commencing December 15, 1995, and on December 15 of each year thereafter during the term of this Plan, the Company shall issue and deliver to each individual serving as a non-employee director of the Company at any time during the calendar year shares of Common Stock in payment for his or her services as a director of the Company. A director serving all 12 months of the calendar year shall be entitled to receive 15,000 shares of Common Stock in payment of director's fees for that year. To the extent that a director dies, resigns, is not reelected or otherwise fails to serve for all 12 months of the calendar year, the number of shares of Common Stock issued and delivered to such director will be pro rated based upon the number of actual months served during the calendar year. To the extent that the application of the foregoing may result in fractional shares, no fractional shares shall be issued by the Company pursuant to this Plan.

          (c) Shares issued pursuant to this Plan shall be fully paid, nonassessable shares of Common Stock. The Company shall pay any and all fees incurred in connection with the issuance of shares pursuant to this Plan.

          (d) It shall be a condition to the receipt of any shares that the director make arrangements satisfactory to the Company for the payment of any federal, state or local taxes required to be withheld with respect to the issuance of shares of Common Stock pursuant to this Plan.

     3. RESTRICTIONS ON TRANSFERS OF RIGHTS TO SHARES. No rights to shares of Common Stock which are to be issued pursuant to this Plan shall be assigned, pledged, hypothecated or otherwise transferred by a director or any other person, voluntarily or involuntarily, other than (i) by will or by the laws of descent and distributions, or (ii) pursuant to a domestic relations order meeting the definition of a qualified domestic relations order under Section 206(d)(3)(B) of ERISA.

     4.   ADJUSTMENTS; REORGANIZATION; LIQUIDATION.

          (a) In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, reclassification, merger, consolidation, combination or exchange of shares, or other similar corporate change, then if the Board of Directors shall determine, in its sole discretion, that such change necessarily or equitably requires an adjustment in the number of shares to be granted pursuant to this Plan, such adjustments shall be made by the Board of Directors and shall be conclusive and binding for all purposes of this Plan. No adjustment shall be made in connection with the issuance by the Company of any warrants, rights or options to acquire additional shares of Common Stock or of securities convertible into Common Stock.

          (b) If the Company shall become a party to any corporate merger, consolidation, major acquisition of property for stock, reorganization or liquidation, the Board of Directors shall have power to make any arrangement it deems advisable with respect to outstanding directors' fees, which shall be binding for all purposes of this Plan.

          (c) Neither this Plan nor the issuance of shares pursuant to this Plan shall affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to dissolve, liquidate or sell or transfer all or any part of its business or assets, or issue additional shares of Common Stock or options.

     5. AMENDMENT AND TERMINATION. This Plan shall be limited to the recognition of services performed by non-employee directors in the calendar years 1995, 1996 and 1997, and shall terminate on December 31, 1997.

     Provided, however, that the Board of Directors of the Company may alter or amend this Plan from time to time or may terminate it in its entirety at any time; provided, further, that no such action shall, without the consent of a director, affect the rights in any shares to be issued to such director as of the effective date of any such amendment or termination; and provided, further, that without further approval by the shareholders of the Company no such action shall (i) increase the total number of shares of Common Stock to be issued under this Plan as specified in paragraph 5 (except that adjustments and additions expressly authorized by paragraph 4 shall not be limited by this clause (i)), (ii) change the provisions of paragraph 2 that specify the timing of the issuance or the number of shares to be issued to a director, or (iii) cause Rule 16b-3 to become inapplicable to this Plan.

     6. SHARES SUBJECT TO PLAN. Subject to adjustment as provided in this Plan, the total number of shares of Common Stock, $.10 par value, which may be issued under this Plan shall be 250,000.

     7. APPROVAL BY SHAREHOLDERS. The Plan shall be submitted for approval by the shareholders of the Company. If such approval has not been obtained by June 30, 1996, this Plan shall be nullified and all issuances of shares and deliveries of certificates therefor shall be rescinded, and the non-employee directors shall receive in cash the fair market value of any shares issued pursuant to this Plan as of the date of issuance in payment of their directors' fees for calendar year 1995.

     8. NO CONTINUING RIGHT AS DIRECTOR. Neither the adoption or operation of this Plan, nor any document describing or referring to this Plan, or any part thereof, shall confer upon any director any right to continue as a director of the Company.

     9. EXPENSES OF PLAN. The expenses of administering this Plan shall be borne by the Company.

     10. INDEMNIFICATION. Each person who is or shall have been a member of the Board of Directors shall be indemnified and held harmless by the Company against and from any loss, cost, liability or expense that may be imposed upon or reasonably incurred by such person in connection with or resulting from any claim, action, suit or proceeding to which he or she may be a party or in which he or she may be involved by reason of any action taken or failure to act under this Plan and against and from any and all amounts paid by such person in settlement thereof, with the Company's approval, or paid by such person in satisfaction of a judgment in any such action, suit or proceeding against such person, provided he or she shall give the Company an opportunity, at its own expense, to handle and defend the same before he or she undertakes to handle and defend it on his or her own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such person may be entitled under the Company's Articles of Incorporation or Bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify or hold him or her harmless.

     11. LEGEND. The Company shall place a legend on the certificates representing the shares issued pursuant to this Plan. Such legend shall be substantially in the following form:

     THE SECURITIES REPRESENTED BY THIS INSTRUMENT HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT
     OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS. WITHOUT SUCH REGISTRATION, SUCH SECURITIES MAY NOT BE SOLD, PLEDGED, HYPOTHECATED OR OTHERWISE TRANSFERRED, EXCEPT UPON DELIVERY TO THE COMPANY OF AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT REGISTRATION IS NOT REQUIRED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND APPLICABLE STATE SECURITIES LAWS, AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER.

     12. GOVERNING LAW. The provisions of this Plan shall be governed by and construed in accordance with the laws of the State of Minnesota.

     13. EFFECTIVE DATE. The effective date of this Plan is as of December 13, 1995, the date of its adoption by the Board of Directors of the Company.

                            Exhibit 13

                        REGISTRANT'S 1995
                  ANNUAL REPORT TO SHAREHOLDERS



                      ASTROCOM CORPORATION


                       1995 ANNUAL REPORT



























                     2700 Summer Street N.E.
                Minneapolis, Minnesota 55413-2820
                         (612) 378-7800

TO OUR SHAREHOLDERS:

     Measured in terms of progress, 1995 was a very positive year. People, products and events punctuated that progress. In the past we have been known as a quiet company doing the tough jobs. We are now ready to tell our story. This was our 28th year and we have been producing communications technology with installations throughout the world numbering in the hundreds of thousands. We continue to dedicate ourselves to our mission - serving our worldwide customers through the delivery and support of digital access communication products that meet or surpass industry standards for performance, quality, value, service and reliability.

     This year we fell short of our financial objectives; nevertheless, this was a year of finishing the process of putting the building blocks in place. We narrowed our focus to the following key growing markets: (1) Internet providers, (2) video conferencing, (3) telemedicine and (4) long distance education. As the Internet has exploded, so has the demand for our digital access products. This has provided a dramatic new dimension to our customer profile. Yet we still serve our stable customer base and provide the legendary customer service that has become a hallmark of Astrocom.

     Astrocom was fortunate to have attracted T.J. Carter as Chief Operating Officer. T.J. was the first degreed engineer at Digi International (DigiBoard). He eventually became Director of Engineering. At Astrocom most departments now report to him. He has made a dramatic difference.

     Cheryl Olseth was promoted to Vice President of Sales & Marketing and she has built a professional sales team. Our focus remains a "customer driven" company delivering quality and reliable products. We owe this quality, and our new products, the first in four years, to our excellent engineering team.

     1995 saw a reduction in the operating loss over 1994. Although at year-end we wrote off obsolete inventory with a one-time charge, resulting in a loss of $1,085,000 or ($.22) per share compared to ($655,000) or ($.15) per share for 1994. Revenues were $3,178,000 vs. $3,226,000 for 1994. Engineering expenses continued to increase as we completed a family of new CSU/DSU's (Channel Service Unit/Digital Service Unit).

     The WANMaster, our newest CSU/DSU, is a new modular CSU/DSU that provides a required interface between user data and/or video communications equipment and telephone company (telco) T1 and fractional T1 services operating at up to
1.544 Mbps. It includes integrated network management support via SNMP and Telnet. Additional user data ports, Ethernet port and a second optional T1 port for drop and insert, backup or data rerouting functions are field upgradable.

     We also introduced the WANMaster BR1 integrated T1, which provides a required interface between user communications equipment and ISDN (Integrated Systems Digital Network Service) operating as either two 64 kbps "B" channels, or as a single channel up to 128 kbps. These two new products were introduced at the January 1996 ComNet show. Positive market response and new revenues are already being seen as this letter goes to press.

     While we have narrowed our product line in the past few years, it is very complete and includes (in addition to those mentioned above):

* NX1 CSU/DSU - Connects user data and/or video communications equipment with telco T1 and fractional T1 services operating at 1.544 Mbps. Also provides an optional DSX/DSI1 port for PBX drop and insert to combine voice communications with data and/or video.

* NX6456 CSU/DSU - A multiplexer CSU/DSU that provides the same capabilities as the NX1 described above; also permits combining up to four data or video fractional T1 communication paths into a single T1 line. Provides an optional DSX/DS1 port for PBX drop and insert to combine voice communications on the same T1 line.

* 2300 CSU/DSU - Provides a required interface between the user communications equipment and DDS operating at up to 56 kbps, with optional support for IBM's NetView network management system.

* 2356 CSU/DSU - Provides a required interface between user communications equipment and DDS operating at 56 kbps.

* 2364 CSU/DSU - Provides a required interface between user communications equipment and DDS operating at 56 kbps and 64 kbps; also provides an interface to Switched 56 service.

* ASIM ES 3 Multiplexer - Combines three data communications paths onto a single composite transmission link. Typically used with a modem or Astrocom 2356 or 2364 CSU/DSU for wide area networks.

* ASIM ES 7 Multiplexer - Combines seven data communications paths onto a single composite transmission link. Typically used with a modem or Astrocom 2356 or 2364 CSU/DSU for wide area networks.

     Astrocom products are used by private enterprises, health care providers, Internet service providers and subscribers, and government and educational entities that require high speed digital communications links between facilities. Astrocom CSU/DSUs function as the interface to high bandwidth telco services for applications such as fast Internet access, telemedicine, teleradiology, interactive distance learning, headquarters to branch office data, voice and video transfer, broadcast television interviews, corporate videoconferencing, and more. Astrocom multiplexers reduce telecommunication costs by combining up to seven separate data paths on a single communication line.

     The positive impact of the Telecom Reform Legislation will create an environment of increased opportunity for our telecommunications products. Additional applications are being developed at an accelerated pace. These emerging technologies are growing rapidly as is the use of T1 and fractional T1. Astrocom is now well situated to take advantage of these markets and has a line of products capable of serving these new and growing applications.

     In an attempt to position Astrocom for success we have changed our paradigm, reacting aggressively to change, developing state of the art technology, effectively downsizing, outsourcing manufacturing, driving down inventories, boldly reintroducing Astrocom's name in the trade and enhancing our reputation for excellent service.

OUTLOOK FOR 1996

     Our financial results in 1996 will be influenced by a number of activities. These will include:

*    Success of the WANMaster
*    Introduction of WANMaster Jr.
*    Acceptance of the WANMaster BR1
*    Development and release of two other new products
*    Continued growth of our basic product offerings
*    Enhancement of operation profit margins
*    Further penetration into the exploding Internet

     In our quest to create shareholder value we recognize the necessity of good financial performance, essentially measured in terms of cash flow, as is sales growth, operating profit margins, investments in plant and equipment and certainly how expenses are managed; however, future expectations also influence market valuation. We are enthusiastic about the future as we build an organization to meet the challenges of "Uniting the Digital Universe."

     We thank you, our loyal shareholders, our committed employees and our growing list of customers.

Very truly yours,



s/ S. Albert D. Hanser
S. Albert D. Hanser
Chairman and C.E.O.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF 1995 WITH 1994

OVERVIEW

Astrocom, a public company (O.T.C, ATCC), incorporated in 1968 had a beginning strategy to develop, manufacture and distribute telecommunication products to serve the short-haul communication market by providing line drivers and other equipment for local connections (LANs) of computer and computer tenants. In 1989 the Company developed high speed digital access communications equipment linking facilities (WAN). Astrocom's CSU/DSUs (Channel Service Unit/Digital Service Unit) function as interface to high bandwidth Telco services for application such as fast Internet access; telemedicine; teleradiology; interactive distance learning; headquarters to branch office data; voice and video transfer; broadcast television interviews; corporate video conferencing; and more. The Company's multiplexers reduce telecommunication cost by combining up to seven separate data paths onto a single communication line. The Company's products are used by private enterprises, health care providers, Internet service providers and subscribers, and government and educational entities. The Company sells its products through a worldwide network of distributors and dealers providing services to customers using computer technology integration (CTI), Internet, videoconferencing, telemedicine, and computer networking services and has hundreds of thousands of installations throughout the world.

REVENUES for the twelve months ended December 31, 1995 were $3,178,000 compared to $3,226,000 for the same period ended December 31, 1994. The decrease can be attributed primarily to a price reduction from sales of the Company's NX product line. Gross profits as a percentage of sales decreased 23% from $1,012,000 in 1994 to $743,000 in 1995. This decrease was a result of a one time write-off of $398,000 relating to obsolete and excess inventory. The company's gross profit from operations without consideration for the one-time charge increased 13% from $1,012,000 in 1994 to $1,141,000 in 1995. This increase was the result of cost cutting relating to the outsourcing of the Company's product lines.

SELLING AND ADMINISTRATIVE EXPENSES for the twelve months ended December 31, 1995 increased 2% from $1,260,000 in 1994 to $1,291,000 in 1995. The increase relates primarily to the additional sales and marketing efforts associated with the sales of the Company's 2356 and 2364 product lines. The Company plans to continue to expand its overall sales and marketing efforts and, therefore, expects that selling and marketing expenses will continue to increase as a percentage of revenue in light of new product information in 1996.

RESEARCH AND DEVELOPMENT EXPENSES increased by 39% from $312,000 in 1994 to $442,000 in 1995. The increase in spending relates to expanded efforts in the development of the Company's newest product, the WANMaster. The Company expects to increase its research and development costs in 1996. The increase will include the hiring of additional personnel in 1996.

INTEREST EXPENSES were $112,000 for the period ending December 31, 1995 or a 32% increase compared to $85,000 for the same period in 1994. The increase is attributable to the Company's increased levels of borrowing. The Company expects that borrowing levels will remain consistent.

LIQUIDITY AND CAPITAL RESOURCES.

During 1995 the Company financed its operations through private placements of its common stock, short term borrowing from its bank, and a short term note to a shareholder. The Company raised approximately $227,000 in net proceeds from the sale of common stock during fiscal 1995.

Capital expenditures from property and equipment were approximately $58,000 and $80,000 for the years ended December 31, 1994 and 1995. The expenditures have generally consisted of computer and design equipment. The Company had no fixed commitments for capital equipment purchases for 1996, but expects to purchase additional computer equipment during 1996.

In January and February of 1996 the Company borrowed an additional $90,000 from a shareholder, increasing the amount owed to that shareholder to a total of $101,000. The note delivered to the shareholder will expire on June 30, 1996. The Company is in negotiation to extend the note over a period of time.

The bank line of credit allows the Company to borrow up to $550,000. The line of credit expires on May 1, 1996, at which time the Company expects to renew the credit relationship.

Based upon anticipated working capital requirements, the Company believes that the borrowings under its line of credit will be sufficient to finance operations through 1996.

                            FINANCIAL STATEMENTS

                            ASTROCOM CORPORATION

                         DECEMBER 31, 1995 AND 1994

                          Astrocom Corporation

                          Financial Statements


                       December 31, 1995 and 1994






                       CONTENTS

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . 1

Audited Financial Statements

Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 4
Statements of Shareholders Equity (Deficit)  . . . . . . . . . . . . . . . . 5
Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . 6
Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . 7

                Report of Independent Auditors


Board of Directors
Astrocom Corporation

We have audited the accompanying balance sheet of Astrocom Corporation as of December 31, 1995, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astrocom Corporation at December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.


/s Ernst & Young LLP
Ernst & Young LLP


Minneapolis, Minnesota
March 1, 1996

                        Astrocom Corporation

                            Balance Sheet

                          December 31, 1995


ASSETS

Current assets:

    Cash                                                         $     81,000
    Accounts receivable, less allowance of $16,000                    616,000
    Inventories                                                       287,000
    Prepaid expenses                                                   14,000
Total current assets                                                  998,000

Buildings, machinery, and equipment:
    Buildings                                                           1,000
    Machinery and equipment                                         1,202,000
    Office furniture and fixtures                                     696,000
    Total buildings, machinery and equipment                        1,899,000
    Accumulated depreciation                                       (1,551,000)
                                                                      348,000

Demonstration, sample and repair inventory                             74,000
Other assets                                                            9,000

Total assets                                                       $1,429,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable to bank                                         $   566,000
    Accounts payable                                                  604,000
    Accrued expenses                                                   66,000
    Current portion of lease settlement costs and other
       current debt                                                   109,000
    Subordinated debt                                                 200,000
Total current liabilities                                           1,545,000


Lease settlement costs                                                 93,000

Long-term debt                                                              0


Shareholders' equity (deficit):

Common stock, $.10 par value:
Authorized shares - 10,000,000
Issued and outstanding shares - 6,015,702                             601,000
Additional paid-in capital                                          3,660,000
Accumulated deficit                                                (4,470,000)
Total shareholders' equity (deficit)                                 (209,000)
Total liabilities and shareholders' equity (deficit)               $1,429,000

See accompanying notes.

                         Astrocom Corporation

                       Statements of Operations


                                                        Year ended December 31
                                                          1995          1994

Net sales                                            $ 3,178,000    $3,226,000
Cost of products sold                                  2,037,000     2,214,000
Write-off of inventory                                   398,000             0
Gross profit                                             743,000     1,012,000

Selling and administrative expenses                    1,274,000     1,260,000
Research and development expenses                        442,000       312,000
Operating expenses                                     1,716,000     1,572,000

Operating loss                                          (973,000)     (560,000)

Other income (expense):
    Interest expense                                    (112,000)      (85,000)
    Other expense                                              0       (10,000)
Net loss                                             $(1,085,000)  $  (655,000)

Net loss per common share                                $(.21)         $(.15)
Weighted average number of common shares
     outstanding                                       5,053,995     4,245,888


See accompanying notes.

                                      Astrocom Corporation

                           Statements of Shareholders' Equity (Deficit)

                                                                                          Additional
                                                   Common Stock           Unissued         Paid-In        Accumulated
                                                Shares       Amount         Stock          Capital          Deficit         Total
Balance, December 31, 1993                    4,173,209     $417,000       $1,000        $3,314,000      $(2,730,000)   $1,002,000
  Issuance of common stock for retirement
     plan                                         9,314        1,000       (1,000)                0                0             0
  Exercise of stock options                      16,250        2,000            0             3,000                0         5,000
  Issuance of common stock                      596,000       60,000            0            89,000                0       149,000
  Issuance of common stock for interest
     payment                                     13,000        1,000            0             5,000                0         6,000
  Issuance of common stock for Directors'
     fees                                        47,000        5,000            0            22,000                0        27,000
  Net loss                                            0            0            0                 0         (655,000)     (655,000)
Balance, December 31, 1994                    4,854,773      486,000            0         3,433,000       (3,385,000)      534,000
Issuance of common stock for retirement
   plan                                          14,013        1,000            0             4,000                0         5,000
Issuance of common stock                        756,666       76,000            0           151,000                0       227,000
Issuance of common stock for debt
   conversion and settlement of litigation      314,000       31,000            0            53,000                0        84,000
Issuance of common stock for services            30,000        3,000            0            15,000                0        18,000
Issuance of common stock for Directors'
   fees                                          45,000        4,000            0             4,000                0         8,000
Exercise of stock options                         1,250            0            0                 0                0             0
Net loss                                              0            0            0                 0       (1,085,000)   (1,085,000)
Balance, December 31, 1995                    6,015,702     $601,000         $  0        $3,660,000      $(4,470,000)    $(209,000)

See accompanying notes.

                            Astrocom Corporation

                          Statements of Cash Flows


                                                        YEAR ENDED DECEMBER 31
                                                           1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                             $(1,085,000)   $(655,000)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                       146,000      177,000
     Issuance of stock for services                       49,000       33,000
     Loss on sale of assets                                    0        3,000
     Changes in assets and liabilities:
      Accounts receivable                               (148,000)      77,000
      Inventories                                        447,000      265,000
      Prepaid expenses                                     1,000       (6,000)
      Demonstration, sample and repair inventory          (2,000)     (48,000)
      Other assets                                        (1,000)      20,000
      Accounts payable                                   278,000      (20,000)
      Accrued expenses                                    29,000      (58,000)
Net cash used in operating activities                   (286,000)    (212,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment                                   (80,000)     (58,000)
Net cash used in investing activities                    (80,000)     (58,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock                              227,000      154,000
Net proceeds (payments) on revolving credit
    agreement                                            122,000      (15,000)
Proceeds from notes payable                               90,000      131,000
Payments on notes payable and capital lease
    obligations                                                0      (47,000)
Net cash provided by financing activities                439,000      223,000

Increase (decrease) in cash                               73,000      (47,000)
Cash at beginning of year                                  8,000       55,000
Cash at end of year                                   $   81,000     $  8,000

See accompanying notes.

                         Astrocom Corporation

                    Notes to Financial Statements

                          December 31, 1995


1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND OPERATIONS

Astrocom Corporation (the "Company") designs, manufactures, and markets advanced digital communications equipment for the data transmission needs of corporations and other large organizations. The principal markets for the Company's products are the United States and Europe.

The Company's management believes that the current credit facilities available to it from the bank, which it expects to be able to renew upon its expiration in April 1996, along with increased sales levels and continued focus on controlling costs, will enable the Company to achieve profitability. As a result, the Company believes that cash flows from operations, along with available working capital financing under a renewed credit agreement, will be sufficient to meet its cash requirements through December 31, 1996. If the Company were unable to renew its existing credit facilities, management believes that it would be able to obtain a similar credit facility with another financial institution. The Company's financial results could be adversely affected if it was unable to obtain other working capital financing.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market, determined on an average cost basis.

BUILDINGS, MACHINERY AND EQUIPMENT

Buildings, machinery and equipment, including assets under capital leases, are carried at cost and depreciated over the expected economic life of the assets using the straight-line or double declining balance methods.

                   Astrocom Corporation

1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEMONSTRATION, SAMPLE AND REPAIR INVENTORY

This equipment is held for sale and is amortized over an estimated useful life of five years.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

Net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

                  Astrocom Corporation

2.  INVENTORIES

Inventories consisted of the following:

                                                                    1995

   Purchased parts, materials and supplies                      $  92,000
   Finished products                                              210,000
   Less obsolescence reserve                                      (15,000)
                                                                 $287,000

3.  DEBT

Notes Payable to Bank:

The Company has entered into a line of credit agreement with a bank, whereby the Company may borrow up to $550,000, depending upon levels of accounts receivable, at 4% over the prime lending rate (12.5% at December 31, 1995) with a minimum interest rate of 10%. The bank has been granted a security interest in substantially all assets of the Company. The agreement expires April 1, 1996, but may be withdrawn at the option of the bank. The outstanding balance under the line of credit agreement was $516,000 at December 31, 1995.

In addition, the Company has a $50,000 note payable with the bank. The note bears interest at 4% over the prime lending rate (12.5% at December 31, 1995) with a minimum interest rate of 10%. The note is secured by substantially all the assets of the Company. The note is due April 1, 1996, but may be withdrawn at the option of the bank. Interest is payable monthly.

Lease Settlement Costs:

In conjunction with the Company's sale of certain operations in 1990, the Company remained contingently liable for certain leases on equipment and real estate. The purchasers of these operations went bankrupt and the Company was obligated on the lease guarantees. During 1993, the Company agreed to terms with the lessors and

                         Astrocom Corporation

3.  DEBT (CONTINUED)

recorded the settlement at its present value of $125,000 using an 8% interest rate. During 1995, the Company renegotiated the settlement agreement extending the payment terms through 1998. Future settlement payments are as follows:

   1996                                                          $   14,000
   1997                                                              36,000
   1998                                                              64,000
   Total minimum settlement payments                                114,000
   Less amount representing interest                                 15,000
                                                                     99,000
   Less current portion                                               6,000
   Long-term portion                                             $   93,000


Subordinated Note:

The Company has a $200,000 subordinated note payable to a related party, Hanrow Financial Group, Ltd. (Hanrow). The note bears interest at 13% and matures on April 5, 1996. The note is secured by a second security position in all assets of the Company, and contains various covenants relating to the Company's operations, financial condition and payment of dividends.

During 1994, the Company issued 13,000 shares of common stock to Hanrow in lieu of a cash payment of $6,000 for accrued interest.

Convertible Debentures:

Effective November 18, 1994, the Company entered into a Debenture Purchase Agreement (the Agreement) with a related party. Under the terms of the Agreement, the related investor purchased $66,000 of the Company's unsecured debentures. During 1995, the debenture was converted into 264,000 shares of the Company's Common Stock in accordance with the Agreement. Upon conversion, the holder received a warrant to purchase 132,000 common shares of the Company, at the rate of $.50 per share. The warrant is exercisable through December 31, 1999.

                  Astrocom Corporation

3.  DEBT (CONTINUED)

The Company has an unsecured note payable to Hanrow Capital Fund X for $101,000. The note bears interest at 13% per annum and is due June 30, 1996. Interest is payable monthly. In connection with this loan, Hanrow Capital
Fund X was granted a warrant to purchase 70,000 shares of the Company's Common Stock at $.50 per share. The warrant is exercisable through December 31, 1999.

The Company has entered into a capital lease of office equipment. The remaining balance of $2,000 will be paid during 1996.

In March 1996, the Company signed a letter of intent with the Hanrow Financial Group to convert the $200,000 subordinated note into 200,000 shares of preferred stock. The preferred stock is callable by the Company on April 5, 2000. The preferred stock bears a coupon rate of 6% payable quarterly and is convertible into common stock at $.46 per share. In addition, Hanrow retains the option to convert 50,000 shares of preferred stock into a $50,000 note payable bearing an interest rate of 10% per year on January 1, 1997. Payments would begin on January 15, 1997 and continue for twelve months. Also, in March 1996, the Company converted the $101,000 note payable to Hanrow into a new note bearing interest at 10% per year. The new note is payable in thirty-six equal payments beginning July 1, 1996.

The carrying amounts of the Company's debt instruments in the balance sheet at December 31, 1995, approximate their fair value.

4.  OPERATING LEASES

The Company has a non-cancelable operating lease agreement for the building that expires in March 1999. Rental expense included in operations for this lease for the years ended December 31, 1995 and 1994 totaled $78,000 and $88,000, respectively. Future minimum rentals under the operating lease agreement are as follows:

Years ending:
    1996                                                     $  82,000
    1997                                                        84,000
    1998                                                        84,000
    1999                                                        21,000
                                                              $271,000

                 Astrocom Corporation

5.  COMMON STOCK

In December 1994, the Company sold 596,000 shares of its common stock at $.25 per share, resulting in proceeds to the Company of $149,000. In connection with the sale, the Company issued warrants to purchase 298,000 shares of common stock at $.50 per share. The warrants are exercisable through December 1999.

In December 1995, the Company sold 756,666 shares of its common stock at $.30 per share, resulting in proceeds to the Company of $227,000.

6.  STOCK OPTIONS AND WARRANTS

The Company's stock option plans authorize the granting of incentive and non-qualified stock options. Incentive stock options may be granted to key employees at prices equal to the fair market value at the date of grant. Non-qualified stock options may be granted to employees, members of the Board of Directors, consultants, and other persons who provide services to the Company.

Non-qualified options may be granted at prices not less than 85% of the fair market value at the date of grant.

A summary of outstanding options is as follows:

                                         Shares
                                        Reserved       Options        Price Per
                                        for Grant    Outstanding        Share
Balance, December 31, 1993               274,500       765,500     $.25 to $.88
  Granted                               (100,000)      100,000      .31 to .56
  Terminated                             279,250      (279,250)     .25 to .75
  Exercised                                    0       (16,250)        .27
Balance, December 31, 1994               453,750       570,000      .27 to .88
  Granted                               (677,500)      677,500      .25 to .50
  Terminated                             179,250      (179,250)     .27 to .65
  Exercised                                    0        (1,250)        .27
  Incr. in shares reserved for grant   1,000,000             0
Balance, December 31, 1995               955,500     1,067,000     $.25 to $.88

At December 31, 1995, 485,625 were exercisable.

                      Astrocom Corporation

6.  STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS

The Company has granted warrants for the purchase of shares of the Company's common stock to directors and certain debt and equity holders. The warrants are fully vested upon issuance and expire in varying amounts through 1999. Information with respect to warrants granted as of December 31, 1995 and 1994 is summarized as follows:

                                                                 Warrant Price
                                                       Shares       Per Share
Outstanding at December 31, 1993                      635,000    $.30 to $1.00
  Granted                                             456,070      .50 to .69
Outstanding at December 31, 1994                    1,091,070      .30 to 1.00
  Granted                                             202,000          .50
Outstanding at December 31, 1995                    1,293,070    $.30 to $1.00


7.  INCOME TAXES

Deferred tax assets and liabilities consisted of the following:

                                                         1995           1994
Net operating loss carryforwards                    $3,064,000      $2,559,000
Tax credit carryforwards                               130,000         125,000
Inventory                                               48,000         140,000
Other                                                   39,000          48,000
Deferred tax assets                                  3,281,000       2,872,000

Depreciation                                            65,000          57,000
Deferred tax liability                                  65,000          57,000

                                                     3,216,000       2,815,000
Less valuation allowance                            (3,216,000)     (2,815,000)
Net deferred tax assets                              $       0      $        0

                         Astrocom Corporation

7.  INCOME TAXES (CONTINUED)

The Company has net operating loss carryforwards and tax credit carryforwards at December 31, 1995 of approximately $7,660,000 and $130,000 respectively, which are available to reduce income taxes payable in future years. These carryforwards and credits will expire at various times through the year 2010.

8.  RETIREMENT PLAN

The Company has a Retirement Savings Plan for its employees which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may match up to 25% of the employees' contributions up to a maximum of 3% of their annual salary. Employees vest immediately in their contribution and vest in the Company's contribution after one year of service. The Company did not make a contribution to the Plan in 1994. The Company's contribution to the plan in 1995 was 14,013 shares of common stock with fair market value of approximately $5,000 at the date of contribution. Future matching contributions will be determined annually by the Board of Directors.

9.  EXPORT SALES AND MAJOR CUSTOMERS

The Company had export sales of $315,430 and $667,000 for the years ended December 31, 1995 and 1994, respectively. The sales were primarily to customers located in Europe.

The Company has one product family that accounted for approximately 58% and 31% of total sales for the years ended December 31, 1995 and 1994, respectively.

For the year ended December 31, 1995, the Company had net sales to two customers which totaled 38% of the total net sales for the year. The receivable balance due from these customers was $319,650 at December 31, 1995. For the year ended December 31, 1994, the Company had no customer which accounted for 10% of its net sales.

10.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company made interest payments of $106,000 and $85,000 for the years ended December 31, 1995 and 1994, respectively.

CORPORATE DATA

OFFICERS:

S. Albert D. Hanser
Chairman, President and Chief Executive Officer

Thomas J. Carter
Chief Operating Officer

Cheryl Olseth
Vice President - Marketing & Sales

Brien W. Johnson
Vice President - Finance

DIRECTORS:

S. Albert D. Hanser

Raymond F. Good
Executive Consultant

Roger V. Stageberg
Attorney Law, Lommen, Nelson, Cole & Stageberg, P.A.

Dennis E. Evans
President and Chief Executive Officer, Hanrow Financial Group, Ltd.

SHAREHOLDER INFORMATION

AUDITORS

Ernst & Young L.L.P.
1400 Pillsbury Center
Minneapolis, MN 55402

LEGAL COUNSEL

Lommen, Nelson, Cole & Stageberg, P.A.
1800 IDS Center
80 South Eighth Street
Minneapolis, MN 55402

REGISTRAR/TRANSFER AGENT

Norwest Stock Transfer
161 N. Concord Exchange
South St. Paul, MN 55075

FACILITY

Corporate Office
2700 Summer Street NE
Minneapolis, MN 55413

ANNUAL MEETING

The annual meeting of Astrocom shareholders will be held at 3:00 p.m. May 23, 1996 at Astrocom Headquarters, 2700 Summer Street N.E., Minneapolis,
Minnesota.  Shareholders and other interested parties are encouraged to attend.

FORM 10-KSB

A copy of the annual report filed with the Securities and Exchange Commission of Form 10-KSB is available to shareholders, without charge, upon written request to Brien W. Johnson, Astrocom Corporation, 2700 Summer Street N.E., Minneapolis, Minnesota 55413.

MARKET AND DIVIDEND DATA:

The Common Stock of Astrocom Corporation was traded during 1995 on the over-the-counter Bulletin Board under the symbol ATCC. The high and low selling prices for the Common Stock were as follows:


                              1994                1995
                         High      Low       High    Low
First Quarter            7/8       7/16      1/2     5/16
Second Quarter           9/16      3/8       7/8     1/4
Third Quarter            1/2       1/4       43/64   1/4
Fourth Quarter           3/4       1/4       7/16    1/8


The Company has never paid a cash dividend and is restricted from paying dividends pursuant to a subordinated debt agreement dated April 5, 1991. The Company intends to retain any earnings to finance the development of its business and, accordingly, does not anticipate payment of a cash dividend in the foreseeable future.

On March 30, 1996 the Company had approximately 670 shareholders of record.

                             Exhibit 22

                        LIST OF SUBSIDIARIES

                      State or                                  Percentage
                      Territory of                              Ownership of
Name                  Incorporation    Address                  Registrant

4300 Peavey Road      Minnesota        2700 Summer Street          100%
Corporation                            Minneapolis, MN 55413

                        Exhibit 23

              Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 299184) pertaining to the 1988 Incentive Stock Option Plan of our report dated March 1, 1996, with respect to the financial statements incorporated by reference in this Annual Report on Form 10-KSB of Astrocom Corporation for the year ended December 31, 1995.


s/Ernst & Young LLP
Ernst & Young LLP

Minneapolis, Minnesota
March 29, 1996