Form 10QSB
period 1996-03-31
ASTROCOM CORP
filed 1996-05-15
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly Report Under Section 13 or 15(d) of the Securities Act of 1934, For the quarterly period ended March 31, 1996
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,015,702

                        ASTROCOM CORPORATION
                  STATEMENT OF OPERATIONS (UNAUDITED)


                                               Three Months Ended March 31
                                                  1996            1995
Net Revenues                                  $1,057,000      $ 826,000

Cost of Products Sold                            654,000        485,000
Net Profit                                    $  403,000      $ 341,000

Expenses:
   Selling and administrative expense            317,000        281,000
   Research and development expense               87,000        109,000
   Interest expenses                              30,000         22,000
Total Expenses                                   434,000        412,000

Income (loss) before taxes                    $ ( 31,000)     $( 71,000)
Income tax                                             0              0

Net income (loss)                             $ ( 31,000)     $( 71,000)

Net income (loss) per share                   $ (   .005)     $(    .01)

Shares used in the computation                  6,015,702      4,906,023


See notes to financial statements

                           ASTROCOM CORPORATION
                        BALANCE SHEETS (UNAUDITED)


                                                    March 31,     December 31,
                                                      1996             1995

ASSETS:

CURRENT ASSETS
Cash                                               $  2,000        $  81,000
Accounts receivable, less allowance                 673,000          616,000
  for doubtful accounts
Inventories                                         291,000          287,000
Prepaid expenses                                     21,000           14,000
  TOTAL CURRENT ASSETS                              987,000          998,000

OTHER ASSETS                                          9,000            9,000

PLANT AND EQUIPMENT
  Machinery and equipment                         1,928,000        1,899,000
  Demonstration, sample & repair inventory           61,000           74,000
  Allowances for depreciation and
    amortization                                 (1,607,000)      (1,551,000)
  TOTAL PLANT AND EQUIPMENT                         382,000          422,000

TOTAL ASSETS                                     $1,378,000       $1,429,000

See notes to financial statements

                                                    March 31,     December 31,
                                                      1996            1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes Payable                                  $ 559,000        $ 566,000
   Accounts Payable                                 493,000          604,000
   Accrued Payables                                 139,000           66,000
   Current Portion of current debt                  109,000          109,000
   Subordinated debt (See Note B)                   200,000          200,000

   TOTAL CURRENT LIABILITIES                      1,500,000        1,545,000

LEASE-SETTLEMENT COSTS                               90,000           93,000

LONG-TERM DEBT                                       28,000                0

STOCKHOLDERS' EQUITY

   Common Stock, $.10 par value                     601,000          601,000
   Additional paid-in capital                     3,660,000        3,660,000
   Accumulated deficit                           (4,501,000)      (4,470,000)
   TOTAL STOCKHOLDERS' EQUITY                      (240,000)        (209,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,378,000       $1,429,000

See notes to financial statements

                           ASTROCOM CORPORATION
                         STATEMENTS OF CASH FLOWS


                                                  Three Months Ended March 31,
                                                          1996           1995
OPERATING ACTIVITIES
Net income (loss)                                    $  (31,000)    $  (71,000)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation                                       56,000         25,000
      Changes in operating assets and liabilities:
        Accounts receivable                             (57,000)        41,000
        Reorganization and contingent liabilities             0         (1,000)
        Inventories and prepaid expenses                (11,000)        56,000
        Accounts payable and accrued expenses           (38,000)       (27,000)
        Other assets                                     13,000          2,000
Net cash provided by operating activities               (68,000)        25,000

INVESTING ACTIVITIES
   Purchases of plant and equipment                     (29,000)       (15,000)
Net cash (used in) provided by investing activities     (29,000)       (15,000)

FINANCING ACTIVITIES
   Increase in short term debt                           (7,000)        41,000
   Payments on bank notes payable                        (3,000)       (54,000)
   Increase in long-term debt                            28,000              0
Net cash (used in) provided by financing activities      18,000        (13,000)

   Increase (Decrease) in cash                          (79,000)        (3,000)

Cash at beginning of quarter                             81,000          8,000

   Cash at end of quarter                              $  2,000       $  5,000


See notes to financial statements

                            ASTROCOM CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                               MARCH 31, 1996

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


NOTE B - TRANSACTION WITH HANROW FINANCIAL GROUP, LTD.

Registrant has an $200,000 subordinated note payable to a related party, Hanrow Financial Group, Ltd. (Hanrow). The note bears interest at 13% and matures on April 5, 1996. The note is secured by a second security position in all assets of registrant, and contains various covenants relating to registrant's operations, financial condition and payment of dividends. As of December 31, 1994, registrant was in violation of certain covenants related to working capital, capital base and the allowance for doubtful accounts. Registrant was granted a waiver for the covenant violations as of December 31, 1994 and for the period from December 31, 1994 to January 1, 1997.

          Management's Discussion and Analysis of the Results of Operations.
                      Comparison of First Quarters 1996 and 1995

        SALES.   Net revenues for the quarter ended March 31, 1996, totaled
$1,057,000, an increase of 28% from the total of $826,000 for the same quarter of 1995. The increase was due to increased sales and marketing efforts. The gross margin decreased from 41% in 1995 to 38% in 1996. The decrease can be attributed to higher parts costs in 1996.

       EXPENSES. Selling and administrative expenses increased 13% from $281,000 in the quarter ended March 31, 1995, to $317,000 in the quarter ended March 31, 1996. Selling and administrative expenses increased due to the addition of personnel and increased marketing efforts. Research and development expenses decreased 20% from $109,000 in 1995 to $87,000 in 1996. Research and development expenses decreased due to a decrease in personnel in this department. Interest expenses increased 36% from $22,000 in 1995 to $30,000 in 1996, due to higher borrowing levels and higher interest rate in 1996.

     NET LOSS. Registrant reported a net loss from operations of $31,000 for the quarter ended March 31, 1996, as compared to a net loss of $71,000 in the first quarter of 1995. The difference can be attributed primarily to increased revenue.

     CORPORATE LIQUIDITY. Registrant's ability to generate cash adequate to meet its needs ("liquidity") results from sale of inventory, the collection of accounts receivable, and bank borrowings.

     During the first three months of 1996, registrant was in violation of the amended Hanrow subordinated debt loan covenants (see Note B). Hanrow has not declared a default under the agreement.

     Management believes it will maintain short-term liquidity through the utilization of its line of credit subject to availability and by generating cash flow from operations.

     Long-term liquidity is dependent upon profitable operations that generate adequate cash flow to meet the registrant's current obligation on a timely basis.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   May 15, 1996                         ASTROCOM CORPORATION
                                                   (Registrant)

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