Form 10QSB
period 1996-06-30
ASTROCOM CORP
filed 1996-08-14
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1996, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,307,369

                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended June 30
                                                  1996            1995
Net Revenues                                  $  595,000      $ 582,000


Cost of Products Sold                            394,000        402,000
                                                 201,000        180,000

Expenses:
   Selling and administrative expense            310,000        299,000
   Research and development expense               91,000        102,000
   Interest expense                               35,000         28,000
Total Expenses                                   436,000        429,000

Income (loss) before taxes                      (235,000)      (249,000)
Income tax                                             0              0

Net income (loss)                             $ (235,000)     $(249,000)

Net income (loss) per share                   $ (    .04)     $(    .05)

Share used in the computation                   6,046,375      4,906,023


See notes to financial statements

                   STATEMENTS OF OPERATIONS (UNAUDITED)
                           ASTROCOM CORPORATION


                                                   Six Months Ended June 30
                                                1996                   1995
Net Revenues                               $1,653,000              $1,408,000


Cost of Products Sold                       1,048,000                 888,000
                                              605,000                 520,000

Expenses:
   Selling and administrative expense         626,000                 579,000
   Research and development expense           179,000                 211,000
   Interest expense                            66,000                  50,000
Total Expenses                                871,000                 840,000

Income (loss) before taxes                   (266,000)              (320,000)
Income tax                                          0                      0

Net income (loss)                          $ (266,000)             $(320,000)

Net income (loss) per share                $ (    .04)             $ (   .06)

Share used in the computation                6,031,038              4,906,023


See notes to financial statements

                        BALANCE SHEETS (UNAUDITED)
                           ASTROCOM CORPORATION


                                                    June 30,       December 31,
                                                      1996             1995

ASSETS

CURRENT ASSETS
Cash                                               $      0        $  81,000
Accounts receivable, less allowance
  for doubtful accounts of $15,000 at 6/30/96
  and $15,000 at 12/31/95.                          741,000          616,000

Inventories                                         262,000          287,000
Prepaid expenses                                     21,000           14,000
  TOTAL CURRENT ASSETS                            1,024,000          998,000

OTHER ASSETS
  Other                                              12,000            9,000
  Demonstration, sample & repair inventory           74,000           74,000

PLANT AND EQUIPMENT
  Machinery and equipment                         1,989,000        1,899,000
  Allowances for depreciation and
    amortization (deduction)                     (1,623,000)      (1,551,000)
  TOTAL PLANT AND EQUIPMENT                         366,000          348,000

TOTAL ASSETS                                     $1,476,000       $1,429,000

See notes to financial statements

                                                    June 30,       December 31,
                                                      1996             1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                  $ 598,000        $ 566,000
   Accounts payable                                 682,000          604,000
   Employee compensation and other accrued           82,000           66,000
      expenses
   Current maturities of long-term debt
      and capital leases                            226,000          109,000
Subordinated Debt                                         0          200,000

         TOTAL CURRENT LIABILITIES                1,588,000        1,545,000

LEASE-SETTLEMENT COSTS                               87,000           93,000

Long-Term Debt                                       26,000                0

Total Stockholders' Equity                         (225,000)        (209,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,476,000       $1,429,000

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to financial statements

                         STATEMENTS OF CASH FLOWS
                           ASTROCOM CORPORATION


                                                     Six Months Ended June 30
                                                          1996           1995
Operating Activities
Net income (loss)                                    $ (266,000)    $ (320,000)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation                                       72,000         66,000
      Changes in operating assets and liabilities:
      Accounts receivable                              (125,000)       105,000
      Inventories and prepaid expenses                   18,000         61,000
      Accounts payable and accrued expenses              94,000         80,000
      Other assets                                       (3,000)             0
Net cash provided by operating activities              (210,000)        (8,000)

INVESTING ACTIVITIES
   Purchases of plant and equipment                     (90,000)       (43,000)
Net cash (used in) provided by investing activities     (90,000)       (43,000)

Financing Activities
   Proceeds from long term debt                         143,000         56,000
   Proceeds from bank notes                              32,000         10,000
   Proceeds from sales of stocks                         50,000              0
   Payments on capital lease obligations                 (6,000)       (21,000)
Net cash (used in) provided by financing activities     219,000         45,000

   Increase (Decrease) in cash                          (81,000)        (6,000)

Cash at beginning of quarter                             81,000          8,000

   Cash at end of quarter                              $      0       $  2,000



                      NOTES TO FINANCIAL STATEMENTS
                           ASTROCOM CORPORATION
                               JUNE 30, 1996

NOTE A - ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and statement of cash flows. In the opinion of management, all adjustments necessary for a fair presentation of results have been made and registrant believes such presentation is adequate to make the information presented not misleading. For further information, refer to the financial statements and footnotes included in registrant's annual report on Form 10-KSB for the year ended December 31, 1995



NOTE B - TRANSACTION WITH HANROW FINANCIAL GROUP, LTD.

In March 1996, the registrant signed a letter of intent with the Hanrow Financial Group to convert a $200,000 subordinated note into 200,000 shares of preferred stock. The preferred stock is callable by registrant on April 5, 2000. The preferred stock bears a coupon rate of 6% payable quarterly and is convertible into common stock at $.46 per share. In addition, Hanrow retains the option to convert 50,000 shares of preferred stock into a $50,000 note payable bearing an interest rate of 10% per year on January 1, 1997. Payments would begin on January 15, 1997 and continue for 12 months.


NOTE C - TRANSACTION WITH RELATED PARTY.

Effective November 18, 1994, registrant entered into a debenture purchase agreement with a related party. Under the terms of the Agreement, the related investor purchased $66,000 of registrant's unsecured debentures. The estor purchased $66,000 of registrant's unsecured debentures. The debentures were due on December 31, 1995, but, at holder's option, could be converted into common stock at the rate of $.25 per share, prior to December 31, 1995. On June 30, 1995, the holder converted $66,000 of the debentures into shares of registrant and received a warrant to purchase 132,000 shares of registrant, at the rate of $.50 per share.

          Management's Discussion and Analysis of the Results of Operations.
                      Comparison of Second Quarters 1996 and 1995

        SALES.   Net revenues for the quarter ended June 30, 1996, totaled
$595,000, an increase of 2% from the total of $582,000 for the same quarter of 1995. The increase was due to increased sales and marketing efforts.
The gross margin increased from 31% in 1995 to 34% in 1996. The increase can be attributed to a favorable product mix in 1996.

       EXPENSES. Selling and administrative expenses increased 4% from $299,000 in the quarter ended June 30, 1995 to $310,000 in the quarter ended June 30, 1996. Selling and administrative expenses increased due to increased marketing efforts. Research and development expenses decreased
11% from $102,000 in 1995 to $91,000 in 1996. Research and development expenses decreased due to a lower level of spending on engineering prototype materials. Interest expenses increased 25% from $28,000 in 1995 to $35,000 in 1996, due to higher borrowing levels and a higher interest rate in 1996.

       NET LOSS. Registrant reported a net loss from operations of $235,000 for the quarter ended June 30, 1996 as compared to a net loss of $249,000 in the second quarter of 1995. The difference can be attributed primarily to increased revenue.

             COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996
                WITH THE SIX MONTHS ENDED JUNE 30, 1995


       SALES. Net revenues for the six months ended June 30, 1996, totaled $1,653,000, an increase of 17% from the total of $1,408,000 for the same period of 1995. Gross margins remained stable from 37% in 1995 to 37% in 1996.

       EXPENSES. Selling and administrative expenses increased 8% from $579,000 in the first six months of 1995, to $626,000 in the first six months of 1996. The increase was due primarily to a larger number of sales and administrative personnel during the first six months of 1996. Research and development expenses decreased 15% from $211,000 in 1995 to $179,000 in 1996, due primarily to a lower level of spending on engineering prototype materials. Interest expense increased 32% from $50,000 during the first six months of 1995 to $66,000 in the first six months of 1996. This increase can be attributed to higher borrowing levels and higher interest rates in 1996.

       NET LOSS. Registrant reported a net loss of $266,000 for the first six months of 1996, as compared to a net loss of $320,000 in the first six months of 1995. The difference can be attributed primarily to the increase in revenues in the first six months of 1996.

PART II     OTHER INFORMATION

ITEM 5
	A.	On July 17, 1996, a principal shareholder exercised warrants to purchase
200,000 additional shares of registrant's common stock.

	B.	Registrant is presently offering for sale up to 3,000,000 Units
(consisting of one share of registrant's common stock and a redeemable warrant to purchase one share of registrant's common stock) on a private placement, best efforts basis at a price of $1.00 per Unit. Unless the minimum number of Units (1,000,000 Units) is sold prior to September 30, 1996 (or extended for up to 60 days upon the mutual agreement of registrant and its Agent), the offering will be terminated and amounts paid by subscribers returned without interest or deduction.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   August 14, 1996                      ASTROCOM CORPORATION
                                                   (Registrant)

                                              By:S. Albert D. Hanser
                                                 S. Albert D. Hanser, President


                                              By:Brien W. Johnson
                                                 Brien W. Johnson,
                                                 Vice President of Finance