Form 10QSB
period 1996-09-30
ASTROCOM CORP
filed 1996-11-14
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended September 30, 1996, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,808,369

                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended September 30
                                                  1996            1995
Net Revenues                                  $  802,000      $ 769,000


Cost of Products Sold                            519,000        473,000
                                                 283,000        296,000

Expenses:
   Selling and administrative expense            351,000        272,000
   Research and development expense               79,000        113,000
   Interest expense                               29,000         29,000
Total Expenses                                   459,000        414,000

Income (loss) before taxes                      (176,000)      (118,000)
Income tax                                             0              0

Net income (loss)                             $ (176,000)     $(118,000)

Net income (loss) per share                   $ (    .02)     $(    .02)

Share used in the computation                   7,058,798      5,170,023


See notes to financial statements

                   STATEMENTS OF OPERATIONS (UNAUDITED)
                           ASTROCOM CORPORATION


                                                  Nine Months Ended Sept 30
                                                1996                   1995
Net Revenues                               $2,454,000              $2,177,000


Cost of Products Sold                       1,570,000               1,361,000
                                              884,000                 816,000

Expenses:
   Selling and administrative expense         970,000                 851,000
   Research and development expense           259,000                 324,000
   Interest expense                            95,000                  79,000
Total Expenses                              1,324,000               1,254,000

Income (loss) before taxes                   (440,000)              (438,000)
Income tax                                          0                      0

Net income (loss)                          $ (440,000)             $(438,000)

Net income (loss) per share                $ (    .07)             $ (   .09)

Share used in the computation                6,380,796              4,995,957


See notes to financial statements

                        BALANCE SHEETS (UNAUDITED)
                           ASTROCOM CORPORATION


                                                September 30,       December 31,
                                                      1996             1995

ASSETS

CURRENT ASSETS
Cash                                            $ 1,798,000        $  81,000
Accounts receivable, less allowance
  for doubtful accounts                             442,000          616,000

Inventories                                         669,000          287,000
Prepaid expenses                                     31,000           14,000
  TOTAL CURRENT ASSETS                            2,940,000          998,000

OTHER ASSETS
  Other                                             419,000            9,000
  Demonstration, sample & repair inventory           74,000           74,000

PLANT AND EQUIPMENT
  Machinery and equipment                         2,021,000        1,899,000
  Allowances for depreciation and
    amortization                                 (1,645,000)      (1,551,000)
  TOTAL PLANT AND EQUIPMENT                         376,000          348,000

TOTAL ASSETS                                     $3,809,000       $1,429,000

See notes to financial statements

                                               September 30,       December 31,
                                                      1996             1995

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                  $ 360,000        $ 566,000
   Accounts payable                                 300,000          604,000
   Employee compensation and other accrued           93,000           66,000
      expenses
   Current maturities of long-term debt
      and capital leases                            101,000          109,000
Subordinated Debt                                         0          200,000

         TOTAL CURRENT LIABILITIES                  854,000        1,545,000

LEASE-SETTLEMENT COSTS                               95,000           93,000

Long-Term Debt                                       24,000                0

Total Stockholders' Equity (deficit)
   Preferred Stock                                  200,000                0
   Common Stock                                     933,000          601,000
   Additional Paid in Capital                     6,604,000        3,660,000
   Accumulated Deficit                           (4,901,000)      (4,470,000)
   Total Stockholders' Equity                     2,836,000         (209,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $3,809,000       $1,429,000

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to financial statements

                         STATEMENTS OF CASH FLOWS
                           ASTROCOM CORPORATION


                                                   Nine Months Ended Sept 30
                                                          1996           1995
Operating Activities
Net income (loss)                                    $ (440,000)    $ (320,000)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation                                       94,000         66,000
      Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable       (339,000)       105,000
      Decrease (increase in Inventories and
         prepaid expenses                               277,000         61,000
      Decrease (increase) in Accounts payable
         and accrued expenses                            94,000         80,000
      Decrease (increase) in other assets              (410,000)             0
Net cash provided by operating activities            (1,258,000)        (8,000)

INVESTING ACTIVITIES
   Purchases of plant and equipment                    (122,000)       (43,000)
Net cash (used in) provided by investing activities    (122,000)       (43,000)

Financing Activities
   Proceeds from (payments) on long term debt            26,000         56,000
   Proceeds from (payments) on bank notes              (206,000)        10,000
   Proceeds from sales of stocks                      3,285,000              0
   Payments on capital lease obligations                 (8,000)       (21,000)
Net cash (used in) provided by financing activities   3,097,000         45,000

   Increase (Decrease) in cash                        1,717,000         (6,000)

Cash at beginning of quarter                             81,000          8,000

   Cash at end of quarter                            $1,798,000       $  2,000



                      NOTES TO FINANCIAL STATEMENTS
                           ASTROCOM CORPORATION
                            September 30, 1996

NOTE A - ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and statement of cash flows. In the opinion of management, all adjustments necessary for a fair presentation of results have been made and registrant believes such presentation is adequate to make the information presented not misleading. For further information, refer to the financial statements and footnotes included in registrant's annual report on Form 10-KSB for the year ended December 31, 1995.



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

          Management's Discussion and Analysis of the Results of Operations.
                      Comparison of Third Quarters 1996 and 1995

        SALES.   Net revenues for the quarter ended September 30, 1996, totaled
$802,000, an increase of 4% from the total of $769,000 for the same quarter of 1995. The increase was due to increased sales and marketing efforts.
The gross margin decreased from 38% in 1995 to 35% in 1996. The decrease can be attributed to higher product costs in 1996.

       EXPENSES. Selling and administrative expenses increased 29% from $272,000 in the quarter ended September 30, 1995 to $351,000 in the quarter ended September 30, 1996. Selling and administrative expenses increased due to increased marketing efforts. Research and development expenses decreased 30% from $113,000 in 1995 to $79,000 in 1996. Research and development expenses decreased due to a lower level of spending on engineering prototype materials. Interest expenses remained the same, i.e. $29,000 in 1995 and 1996.

       NET LOSS. Registrant reported a net loss from operations of $176,000 for the quarter ended September 30, 1996 as compared to a net loss of $118,000 in the third quarter of 1995. The difference can be attributed primarily to increased selling and administrative expenses.

             COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996
                WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995


       SALES. Net revenues for the nine months ended September 30, 1996, totaled $2,454,000, an increase of 13% from the total of $2,177,000 for the same period of 1995. Gross margins decreased 1% from 37% in 1995 to 36% in 1996.

       EXPENSES. Selling and administrative expenses increased 14% from $851,000 in the first nine monnths of 1995, to $970,000 in the first nine months of 1996. The increase was due primarily to a larger number of sales and administrative personnel during the first nine months of 1996. Research and development expenses decreased 20% from $324,000 in 1995 to $259,000 in 1996, due primarily to a lower level of spending on engineering prototype materials. Interest expense increased 20% from $79,000 during the first nine months of 1995 to $95,000 in the first nine months of 1996. This increase can be attributed to higher borrowing levels and higher interest rates in 1996.

       NET LOSS. Registrant reported a net loss of $440,000 for the first nine months of 1996, as compared to a net loss of $438,000 in the first nine months of 1995. The difference can be attributed primarily to increased selling and administrative expenses in the first nine months of 1996.

PART II     OTHER INFORMATION

ITEM 5

       During the period from July 31, 1996 through October 25, 1996 registrant sold 3,501,000 Units (consisting of one share of registrant's common stock and a redeemable warrant to purchase one share of registrant's common stock) in a private placement to accredited investors, at a price of $1.00 per Unit.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   November 14, 1996                   ASTROCOM CORPORATION
                                                   (Registrant)

                                              By:S. Albert D. Hanser
                                                 S. Albert D. Hanser, President


                                              By:Brien W. Johnson
                                                 Brien W. Johnson,
                                                 Vice President of Finance