Form 10QSB/A
period 1996-09-30
ASTROCOM CORP
filed 1996-12-09
CIK 215155

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

See notes to financial statements

                         STATEMENTS OF CASH FLOWS
                           ASTROCOM CORPORATION


                                                   Nine Months Ended Sept 30
                                                          1996           1995
Operating Activities
Net income (loss)                                    $ (440,000)    $ (320,000)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation                                       94,000         66,000
      Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable        174,000        105,000
      Decrease (increase in Inventories and
         prepaid expenses                              (399,000)        61,000
      Decrease (increase) in Accounts payable
         and accrued expenses                          (277,000)        80,000
      Decrease (increase) in other assets              (410,000)             0
Net cash provided by operating activities            (1,258,000)        (8,000)

INVESTING ACTIVITIES
   Purchases of plant and equipment                    (122,000)       (43,000)
Net cash (used in) provided by investing activities    (122,000)       (43,000)

Financing Activities
   Proceeds from (payments) on long term debt            26,000         56,000
   Proceeds from (payments) on bank notes              (206,000)        10,000
   Proceeds from sales of stocks                      3,285,000              0
   Payments on capital lease obligations                 (8,000)       (21,000)
Net cash (used in) provided by financing activities   3,097,000         45,000

   Increase (Decrease) in cash                        1,717,000         (6,000)

Cash at beginning of quarter                             81,000          8,000

   Cash at end of quarter                            $1,798,000       $  2,000



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