Form 10KSB
ASTROCOM CORP
filed 1997-04-01
CIK 215155

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                             FORM 10-KSB

               Annual Report Under Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

For the fiscal year ended                               Commission file
December 31, 1996                                       number O-8482

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $3,302,751.

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates was $17,242,000, computed by reference to the average of the bid and asked prices on such date, as reported in the over-the-counter market.

As of March 27, 1997, there were outstanding 9,617,868 shares of the registrant's common stock, par value $.10 per share, its only class of stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 1996, are incorporated by reference into Part II.

     Portions of the proxy statement for the annual meeting of shareholders to be held on May 22, 1997, are incorporated by reference into Part III.

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

     (b)  BUSINESS OF REGISTRANT.

     ELECTRONIC PRODUCTS.  Registrant develops, manufactures, markets and services electronic devices which address key areas of wide area data, voice and video communication networks.  Registrant's current products can be generally placed in the following product categories: T1 and Fractional T1 CSU/DSU's and

Multiplexers, 56/64K Kbps DDS CSU/DSU's and Statistical Multiplexers.  These

products contain all the features and functionality of industry standard counterparts combined with application specific added value features which address the requirements of the Internet, Video Conferencing and Corporate

Internetworking markets.  Advanced features of registrant's products help organizations make better use of their bandwidth and reduce capital costs.

Registrant's products are backed by 2-year, 5-year and lifetime warranties which include its signature Customer Service program which provides 7 days a week, 24 hours a day toll-free technical support and free overnight replacement of failed units.

     Registrant's customers include telephone companies, Internet Service

Providers (ISPs), corporate and institutional end-users, integrators,

distributors and original equipment manufacturers (OEMs). Two purchasers of registrant's products each accounted for more than 10% of registrant's total net revenues during 1996.

     The sales activities for registrant's electronic products are carried on by three regional sales managers and five manufacturers representative firms channel sales flow through a network of approximately six domestic and five international top-tier distributors who buy the products for resale to dealers and integrators. These distributors employ sales people who contact dealers and integrators in principal areas of the United States and foreign markets. In addition to channel sales, registrant's sales force pursues direct business with sizable service providers, OEMs and end-user accounts.  Registrant provides marketing support through participation in selected industry trade shows, through a comprehensive corporate web site, through direct mail campaigns and through cooperative marketing activities with distributors.

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

     MANUFACTURING.  In 1996, registrant subcontracted over 95% of its manufacturing operations to outside organizations specializing in manufacturing.  Registrant believes that there are several outside organizations who could provide the specialized manufacturing services required by registrant.

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

     PATENTS.  Registrant has no patents, exclusive licenses, franchises or concessions which are of material importance to its business.  Registrant has registered the trademark "WanMaster" with the United States Patent and

Trademark Office and is in the process of registering additional trademarks.

     BACKLOGS AND TURN-OVER.  The backlog of unfilled orders for electronic products as of March 14, 1997, was approximately $160,000, as compared to approximately $200,000 on March 15, 1996. In addition to the respective backlogs of unfilled orders on March 14, 1997, and March 15, 1996, registrant also anticipated receiving lease revenues of $4,000 under existing leases during each of the ensuing 12-month periods. Registrant normally fills its orders for electronic products within ten days after receipt. Accordingly, the backlog and anticipated lease revenue figures are not indicative of future sales.  There is no significant seasonal aspect to the backlog for electronic products.

     GOVERNMENT SALES.  Registrant has for several years sold and leased electronic products to various United States government agencies. Revenues received from such sales and leases totaled approximately $13,000 in 1996 and

$12,455 in 1995.

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

     RESEARCH AND DEVELOPMENT.  Registrant spent $442,000 in 1995 and $490,000 in 1996 for research and development.

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

     EMPLOYEES.  As of March 14, 1997, registrant had a total of 29 employees,

which includes five officers, 15 technical and marketing employees, three clerical employees and six production employees.  Registrant's inactive wholly-owned subsidiary has no employees.

     No employees are currently represented by labor organizations and there are no collective bargaining agreements. Registrant provides paid holidays and vacations. In addition, registrant provides and partially funds group medical,

dental and life insurance.

     FOREIGN OPERATIONS.  Approximately 9% and 10% of registrant's revenues from continuing operations were derived from customers in foreign countries in

1996 and 1995, respectively.

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

Chaska, Minnesota. Registrant's guaranty of the lease remained in effect after the assignment to Circuit Board One, Inc.  After Circuit Board One, Inc. ceased operations on October 8, 1992, the landlord asserted a claim against registrant. This matter was settled during 1993, and the landlord and the registrant agreed upon a settlement payment schedule. Registrant continues to make payments pursuant to such payment schedule.  See Notes to Financial

Statements.

     TRANSACTIONS WITH HANROW FINANCIAL GROUP, LTD.

     A.  Hanrow Financial Group, Ltd./Hanrow Capital Fund Five.  On March 15,

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

     On April 5, 1996, Hanrow Fund Five converted the remaining $200,000 principal amount of the Subordinated Note into 200,000 shares of Convertible

Preferred Stock, $1.00 par value.  The Preferred Stock is convertible into shares of the common stock of registrant at $.46 per common share.  The

Preferred Stock is callable by registrant at $2.00 per share on April 5, 2000.

     B.  Hanrow Capital Fund X.  In August and September 1994, registrant borrowed an additional $65,785 from Hanrow Capital Fund X.  On December 22,

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

1999.

     On June 30, 1996, Hanrow Capital Fund X exchanged its two Convertible

Debentures for a new Note bearing interest at 10%.  This Note was paid in full by registrant in September 1996.

     C.  Covenants.  The March 15, 1991 Agreement and related Security Agreement contained various covenants relating to registrant's operations and financial condition. From time to time in 1992, 1993, 1994 and 1995, registrant was in violation of several of these covenants. By letter dated March 27, 1992,

Investor waived registrant's breach of covenants for the period ending December

31, 1991 and agreed to modify various covenants for 1992. Investor delivered a

First Amendment to Purchase Agreement, Subordinated Promissory Note and

Security Agreement, dated March 26, 1992, setting forth the modifications to the covenants.  Investor waived registrant's breach of certain covenants for the periods ending December 31, 1992, December 31, 1993, December 31, 1994

and December 31, 1995.  No waiver letter was requested for the period ending

December 31, 1996.

     D.  Hanrow Business Finance Corp.  In consideration of a $50,000 loan made to registrant on May 10, 1996, and an additional $25,000 loan made to registrant on June 5, 1996, Hanrow Business Finance received warrants to purchase an aggregate 75,000 shares of the common stock of registrant at $1.50 per share.

The warrants were issued on August 1, 1996, and September 1, 1996, the respective dates on which the loans were repaid.

     PRIVATE PLACEMENT.  During the period from July 31, 1996 through October

25, 1996, registrant sold 3,501,000 Units (consisting of one share of registrant's common stock and a redeemable warrant to purchase one share of registrant's common stock) in a private placement to accredited investors, at a price of $1.00 per Unit.

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

March 14, 1997, registrant had paid approximately $171,000 pursuant to the agreement, none of which was paid during 1996. The cleanup was completed on

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     On December 20, 1996, registrant held a special meeting of its shareholders.  At such meeting, the shareholders amended registrant's Restated

Articles ofIncorporation to increase the number of authorized shares of common stock from 10,000,000 to 50,000,000.


PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information regarding Market and Dividend Data included in registrant's annual report to shareholders for the year ended December 31,

1996, is incorporated herein by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results

of Operations included in registrant's annual report to shareholders for the year ended December 31, 1996, are incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements included in registrant's annual report to shareholders for the year ended December 31, 1996, are incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

     No disagreements with accountants have occurred within the two-year period ended December 31, 1996, which required reporting on Form 8-K.

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

          3(vii) Amendment to Restated Articles of Incorporation of registrant approved by shareholders at December 20, 1996 meeting.

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

          10(iii) Amendment to 1988 Stock Option Plan of registrant adopted by the directors on January 25, 1996 and approved by the shareholders on May 23, 1996 [incorporated by reference to Exhibit 10(iii) to Form 10-KSB Report for the year ended December 31, 1996 (File No. O-8482)].

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

          10(xv) Warrant, dated June 30, 1995, delivered to H. Leigh Severance [incorporated by reference to Exhibit 10(xv) to Form 10-KSB Report for the year ended December 31, 1995 (File O-8482)].

          10(xvi) Amendment to Lease between registrant and Summer Business Center Partnership, dated February 21, 1995 [incorporated by reference to Exhibit 10(xxi) to Form 10-KSB Report for the year ended December 31, 1994 (File O-8482)].

          10(xvii) Non-Employee Directors' Equity Compensation Plan approved by shareholders at May 25, 1996 meeting [incorporated by reference to Exhibit 10(xix) to Form 10-KSB Report for the year ended December 31, 1995 (File No. O-8482)].

          13        Registrant's 1996 Annual Report to Shareholders.

          22        List of registrant's subsidiaries.

          23        Consent of Independent Auditors.

     (b)  Reports on Form 8-K filed in the fourth quarter of 1996:

          No reports on Form 8-K were filed in the fourth quarter of 1996.

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

                              ASTROCOM CORPORATION


                              By: s/ S. Albert D. Hanser
                                  S. Albert D. Hanser, President
                                  and Chief Executive Officer

Dated: March 31, 1997.

                              By: s/ Claire Canavan
                                  Claire Canavan, Principal
                                  Financial Officer and Principal
                                  Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the registrant and in the capacities and on the dates indicated.

                                        Date

s/ S. Albert D. Hanser                  March 31, 1997
S. Albert D. Hanser, Director

s/ Dennis E. Evans                      March 31, 1997
Dennis E. Evans, Director

s/ Raymond F. Good                      March 31, 1997
Raymond F. Good, Director

s/ Roger V. Stageberg                   March 31, 1997
Roger V. Stageberg, Director

s/ Douglas M. Pihl                      March 31, 1997
Douglas M. Pihl, Director

Exhibit 3(vii) Amendment to Restated Articles of Incorporation approved by shareholders at December 20, 1996 meeting

Exhibit 13          Registrant's 1996 Annual Report to Shareholders

Exhibit 22          List of registrant's subsidiaries

Exhibit 23          Consent of Independent Public Accountants

                         Exhibit 3(vii)

          AMENDMENT TO RESTATED ARTICLES OF INCORPORATION

     Article V of the Articles of Incorporation of Astrocom Corporation was amended to read as follows:

                           ARTICLE V

     The authorized number of shares of the corporation shall be Fifty-five Million (55,000,000), classified and designated as follows:

     A.	Common Shares: Fifty Million (50,000,000) shares are classified and designated as common stock with a par value of Ten Cents (.10) per share.

     B.Preferred Shares: Five Million (5,000,000) shares are classified and designated as preferred stock.

     Without limiting the power of the directors to fix the relative rights and preferences of any class or series of authorized shares of the corporation, as authorized by the Minnesota Business Corporation Act, the Board of Directors is authorized and empowered to fix or alter, as to any shares of the corporation authorized but unissued at the time, any or all of the following matters, to wit: (1) the dividend rate; (2)the redemption price;
(3) the liquidation price; (4) the conversion rights; (5) the voting rights;
(6) the sinking or purchase fund rights; or (7) the number of shares in any series or any class, all in the manner and in accordance with the statutes, as the same may be from time to time, for such cases made and provided.
The Board of Directors is authorized to establish into more than one class or series the shares comprising any class of stock designated in this Article V.

                            Exhibit 13

                        REGISTRANT'S 1996
                  ANNUAL REPORT TO SHAREHOLDERS



                      ASTROCOM CORPORATION


                       1996 ANNUAL REPORT



























                     2700 Summer Street N.E.
                Minneapolis, Minnesota 55413-2820
                         (612) 378-7800

TO OUR SHAREHOLDERS:
[To be provided at a later date.]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astrocom, a public company (O.T.C., ATCC), was incorporated in 1968 to design, manufacture and distribute telecommunications products to serve the short-haul communication market by providing line drivers and other equipment for local area networks (LANs). In 1989 the Company developed high speed digital access communication equipment for wide area networks
(WANs). Astrocom's CSU/DSUs (Channel Service Unit/Digital Service Unit) function to interface high handwidth telephone company services for such applications as high-speed Internet acess, video conferencing and corporate internetworking. Astrocom multiplexers reduce telecomunications costs by combining up to seven separate data paths into a single communication line. Astrocom products are used by internet service providers, telephone service providers, government and educational entities, private enterprises and others. Astrocom sells its products through a direct sales force, as well as an international network of distributors, value-added resellers (VARs) and original equipment manufacturers (OEMs).

COMPARISON OF 1996 WITH 1995

REVENUES increased 3.9% to $3,303,000 from $3,178,000 in 1995.  This increase in sales was primarily attributable to an increase in sales of the NX-1 product and the introduction of the T-series product in late 1996.  Gross profit (before inventory write-off) declined slightly to $1,138,000 in 1996 from $1,141,000 in 1995.  The gross margin declined from 35.9% in 1995 to 34.5% in 1996, because of a combination of competitive pricing pressure and product cost issues.  The Company expects to increase the gross margin in 1997 by reducing its manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES increased by 0.6% from $442,000 in 1995 to

$444,000 in 1996.  Astrocom substantially increased its research and development efforts in the fourth quarter by recruiting several experienced telecommunications engineers and accelerating development efforts on two new product families, the T-1000 and SP100, which are full-featured T1 and fractional T1 CSU/DSUs.  Expenses related to product development and testing also contributed to the increase.  Astrocom will continue its focus on product develpment in 1997, and expects that research and development expenses will increase accordingly.

SELLING AND ADMINISTRATIVE EXPENSES increased by 2.4% from $479,000 in 1995 to $490,000 in 1996.  A combination of increased sales and marketing expenditures and additions to management accounted for the increases.

Sales and marketing efforts were enhanced by the addition of experienced sales personnel, reorganization of the distributor network and increased advertising and promotional activities.  Increased administrative expense stemmed from the addition of a chief operating officer and other senior managers.  These expenses are ongoing and will be in efect for all of

1997.

INTEREST EXPENSES were $97,000 for 1996, a 14% decrease from $112,000 in

1995, a result of lower levels of borrowing in the final months of 1996 due to the Company's securities offering.  The Company expects that borrowing levels will remain constant or decline in 1997.

LIQUIDITY AND RESOURCES

During 1996 the Company financed its operations through a combination of sources:  a private placement of equity securities, usage of a bank line of credit and short-term notes to certain shareholders.  The Company raised

$3,046,000 in net proceeds from the sale of common stock in 1996.  Sources and uses of cash from operations were approximately neutral.

Capital expenditures for property and equipment were approximately $270,000 in

1996, up significantly from $80,000 in 1995.  Large purchases in 1996 included an integrated manufacturing software package, a telephone system,

testing devices and computer design equipment.  The Company expects to purchase additional computer and design equipment in 1997.

The bank line of credit allows the Company to borrow up to $600,000.  The

Company expects to renew the line relationship when it expires on April 30,

1997.

Based upon anticipated working capital needs, the Company believes that availability under the line of credit, cash reserves and cash flow from operations will be sufficient to finance its needs throughout 1997.

                            FINANCIAL STATEMENTS

                            ASTROCOM CORPORATION

                         DECEMBER 31, 1996 AND 1995

                          Contents

Report of Independent Auditors                            1

Audited Financial Statements

Balance Sheet                                             2
Statements of Operations                                  4
Statements of Shareholders' Equity (Deficit)              5
Statements of Cash Flows                                  6
Notes to Financial Statements                             7

               Report of Independent Auditors


Board of Directors
Astrocom Corporation

We  have  audited the accompanying balance sheet of Astrocom
Corporation as of December 31, 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astrocom Corporation at December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

                                        /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 6, 1997


                    Astrocom Corporation

                        Balance Sheet

                      December 31, 1996


Assets
Current assets:
Cash                                               $       979,000
Accounts receivable, less allowance of $15,000             594,000
Inventories                                                913,000
Prepaid expenses                                            32,000
Total current assets                                     2,518,000

Buildings, machinery, and equipment:
Buildings                                                    5,000
Machinery and equipment                                  1,243,000
Office furniture and fixtures                              830,000
Total buildings, machinery and equipment                 2,078,000
Accumulated depreciation                                (1,638,000)
                                                           440,000

Demonstration, sample and repair inventory                  55,000
Other assets                                                11,000

Total assets                                            $3,024,000


Liabilities and shareholders' equity

Current liabilities:
Notes payable to bank                              $       444,000
Accounts payable                                           367,000
Accrued expenses                                            69,000
Current portion of lease settlement costs                   30,000
Total current liabilities                                  910,000

Lease settlement costs                                      62,000

Long-term debt                                               1,000

Shareholders' equity:
Preferred stock, $1.00 par value:
  Authorized share - 5,000,000
  Issued and outstanding shares - 200,000                  200,000
Common stock, $.10 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares - 9,597,163                959,000
Additional paid-in capital                               6,426,000
Accumulated deficit                                     (5,534,000)
Total shareholders' equity                               2,051,000
Total liabilities and shareholders' equity              $3,024,000


See accompanying notes.

                    Astrocom Corporation

                  Statements of Operations



                                       Year ended December 31
                                           1996         1995
Net sales                              $ 3,287,000  $ 3,178,000
Cost of products sold                    2,237,000    2,037,000
Write-off of inventory                                  398,000
Gross profit                             1,050,000      743,000

Selling and administrative expenses      1,574,000    1,274,000
Research and development expenses          445,000      442,000
Operating expenses                       2,019,000    1,716,000

Operating loss                            (969,000)    (973,000)

Other income (expense):
Interest income                             11,000
Interest expense                           (97,000)    (112,000)
Net loss                                (1,055,000)  (1,085,000)

Less preferred stock dividends               9,000
Loss applicable to common stock        $(1,064,000) $(1,085,000)

Net loss per common share              $    (.16)   $    (.21)
Weighted average number of common
shares outstanding                       6,605,169    5,053,995


See accompanying notes.

                              Astrocom Corporation

                  Statements of Shareholders' Equity (Deficit)


                                                                             Additional
                                    Prefered        Common  Stock            Paid-In            Accumulated
                                     Stock        Shares       Amount         Capital              Deficit         Total
Balance, December 31, 1994       $            4,854,773    $ 486,000     $ 3,433,000           $ (3,385,000)    $  534,000
 Issuance of common stock for
    retirement plan                              14,013        1,000           4,000                                 5,000
 Issuance of common stock                       756,666       76,000         151,000                               227,000
 Issuance of common stock for
    debt conversion and
    settlement of litigation                    314,000       31,000          53,000                                84,000
 Issuance of common stock for
    services                                     30,000        3,000          15,000                                18,000
 Issuance of common stock for
    Directors' fees                              45,000        4,000           4,000                                 8,000
 Exercise of stock options                        1,250
 Net loss                                                                                        (1,085,000)    (1,085,000)
Balance, December 31, 1995                    6,015,702      601,000       3,660,000             (4,470,000)       209,000)
 Issuance of common stock, net of
    offering costs of $455,000                3,501,000      350,000       2,696,000                             3,046,000
 Issuance of preferred stock for
    debt conversion                200,000                                                                         200,000
 Issuance of common stock for
    retirement plan                               3,961                        8,000                                 8,000
 Issuance of common stock in
    connection with the
    exercise of warrants                         31,500       3,000            9,000                                12,000
 Issuance of common stock for
    Directors' fees                              45,000       5,000           53,000                                58,000
    Dividends on preferred stock                                                                     (9,000)        (9,000)
 Net loss                                                                                        (1,055,000)    (1,055,000)
 Balance, December 31, 1996      $ 200,000    9,597,163    $959,000       $6,426,000            $(5,534,000)   $(2,051,000)


See accompanying notes.

                  Astrocom Corporation

                  Statements of Cash Flows



                                                     Year ended
                                                     December 31
                                                   1996      1995
Cash flows from operating activities
Net loss                                     $(1,055,000)  $(1,085,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                135,000       146,000
    Issuance of stock to directors and            66,000        49,000
       employees
   Changes in assets and liabilities:
       Accounts receivable                        22,000      (148,000)
       Inventories                              (626,000)      447,000
       Prepaid expenses                          (18,000)        1,000
       Demonstration, sample and repair
          inventory                               (2,000)       (2,000)
       Other assets                               (2,000)       (1,000)
       Accounts payable                         (237,000)      278,000
       Accrued expenses                            3,000        29,000
Net cash used in operating activities         (1,714,000)     (286,000)

Cash flows from investing activities
Purchases of equipment                          (206,000)      (80,000)
Net cash used in investing activities           (206,000)      (80,000)

Cash flows from financing activities
Proceeds from sale of stock                    3,046,000       227,000
Cash received from exercise of warrants           12,000
Dividends paid                                    (9,000)
Net proceeds on revolving credit agreement                     122,000
Proceeds from notes payable                                     90,000
Payments on notes payable and capital
   lease obligations                            (231,000)
Net cash provided by financing activities      2,818,000       439,000

Increase in cash                                 898,000        73,000
Cash at beginning of year                         81,000         8,000
Cash at end of year                         $    979,000    $   81,000

Supplemental cash flow information
Conversion of subordinated debt into
   preferred stock                         $     200,000

See accompanying notes.

                   Astrocom Corporation

               Notes to Financial Statements

                      December 31, 1996

1. Nature of Business and Significant Accounting Policies

Nature of Business and Operations

Astrocom Corporation (the "Company") designs, manufactures, and markets advanced digital communications equipment for the data transmission needs of corporations and other large organizations. The principal markets for the Company's products are the United States, Europe and Asia.

The Company's management believes that the current credit facilities available to it from the bank, which it expects to be able to renew upon its expiration in April 1997, along with increased sales levels and continued focus on controlling costs, will enable the Company to achieve profitability. As a result, the Company believes that cash flows from operations, along with available working capital financing under a renewed credit agreement, will be sufficient to meet its cash requirements through December 31, 1997. If the Company were unable to renew its existing credit facilities, management believes that it would be able to obtain a similar credit facility with another financial institution. The Company's financial results could be adversely affected if it was unable to obtain other working capital financing.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis.

Buildings, Machinery and Equipment

Buildings, machinery and equipment, including assets under capital leases, are carried at cost and depreciated over 5 to 10 years using the straight-line or double declining balance methods.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), but applies Accounting Principles
Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Share

Net loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the period.

2. Inventories

Inventories consisted of the following:

                                             1996          1995
Purchased parts, materials and supplies  $ 557,000     $  92,000
Work in process                             23,000
Finished products                          368,000       210,000
Less obsolescence reserve                  (35,000)      (15,000)
                                         $ 913,000     $ 287,000


3. Debt

Notes Payable to Bank:

The Company has entered into a line of credit agreement with a bank, whereby the Company may borrow up to $600,000, depending upon levels of accounts receivable, at 4% over the prime lending rate (10.25% at December 31, 1996) with a minimum interest rate of 10%. The bank has been granted a security interest in substantially all assets of the Company. The agreement expires April 1, 1997, but may be withdrawn at the option of the bank. The outstanding balance under the line of credit agreement was $444,000 at December 31, 1996.

Bridge Loans:

During 1996, the Company borrowed $225,000 through bridge loan agreements, including $75,000 from Hanrow Business Finance. The bridge loan agreements bore interest at rate between 12%-13%. In connection with the bridge loans, the Company issued warrants to purchase 225,000 shares of common stock. The warrants are exercisable at $1.50 per share and remain outstanding until 2001. The bridge loans were repaid in 1996.

3. Debt (continued)

Lease Settlement Costs:

In conjunction with the Company's sale of certain operations in 1990, the Company remained contingently liable for certain leases on equipment and real estate. The purchasers of these operations went bankrupt and the Company was obligated on the lease guarantees. During 1993, the Company agreed to terms with the lessors and recorded the settlement at its present value of $125,000 using an 8% interest rate. During 1995, the Company renegotiated the settlement agreement extending the payment terms through 1998. Future settlement payments are as follows:

   1997                                   $  36,000
   1998                                      66,000
   Total minimum settlement payments        102,000
   Less amount representing interest         10,000
                                             92,000

   Less current portion                      30,000
   Long-term portion                      $  62,000


The carrying amounts of the Company's debt instruments in the balance sheet at December 31, 1996 approximate their fair value.

4. Operating Leases

The Company has a non-cancelable operating lease agreement for a building that expires in March 1999. Rental expense included in operations for this lease for the years ended December 31, 1996 and 1995 totaled $82,033 and $18,193, respectively. Future minimum rentals under the operating lease agreement are as follows:

Years ending:

    1997                                     $  84,000
    1998                                        84,000
    1999                                        21,000
                                              $189,000

5. Shareholders' Equity

Preferred Stock

In March 1996, the Company converted the Hanrow Financial Group $200,000 subordinated note into 200,000 shares of preferred stock. The preferred stock is callable by the Company on April 5, 2000. The preferred stock bears a coupon rate of 6% payable quarterly and is convertible into common stock at $.46 per share.

Common Stock

In December 1995, the Company sold 756,666 shares of its common stock at $.30 per share, resulting in proceeds to the Company of $227,000.

In September 1996, the Company sold 3,501,000 units in a private placement of its common stock, resulting in net proceeds to the Company of $3,046,000. Each unit sold in the private placement consisted of one share of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock at $1.50 per share. The Company may redeem the redeemable warrants at $.01 per share of common stock at any time subsequent to 180 days after the issuance of the redeemable warrant if the closing price of the Company's common stock is above
$2.00 per share for twenty consecutive days subsequent to the date the redeemable warrants are first redeemable. The redeemable warrants expire in September 1999. In connection with the private placement, the Company granted the selling agent a warrant to purchase 350,100 shares of common stock at an exercise price of $1.00 per share. The warrant expires five years after the date of grant.

6. Stock Options and Warrants

The Company's stock option plans authorize the granting of incentive and non-qualified stock options. Incentive stock options may be granted to key employees at prices equal to the fair market value at the date of grant. Non-qualified stock options may be granted to employees, members of the Board of Directors, consultants, and other persons who provide services to the Company. Non-qualified options may be granted at prices not less than 85% of the fair market value at the date of grant. Options granted generally vest over a period of 48 months.

6. Stock Options and Warrants (continued)

A summary of outstanding options is as follows:

                                                              Weighted
                                   Shares                     Average
                                   Reserved      Options      Exercise
                                   For           Outstand -   Price Per
                                   Grant         ing          Share

Balance, December 31, 1994       453,750         570,000      $  .39
 Granted                        (677,500)        677,500         .49
 Terminated                                     (179,250)        .36
 Exercised                                        (1,250)        .27
 Increase in shares reserved
    for grant                  1,000,000
Balance, December 31, 1995       776,250        1,067,000        .46
 Granted                         367,500          367,500       1.32
 Terminated                                      (204,000)       .55
 Canceled/expired                                 (10,000)       .88
 Increase in shares reserved
    for grant                    500,000
Balance, December 31, 1996       908,750         1,220,500    $  .70


As of December 31, 1996 there were 775,000 options outstanding with exercise prices between $.27 and $.50, 206,000 options outstanding with exercise prices between $.56 and $1.00 and 239,500 options outstanding with exercise prices between $1.56 and $1.88. At December 31, 1996
outstanding   options   had  a  weighted-average   remaining
contractual life of 4 years.

The  number of options exercisable as of December  31,  1996 and 1995 were 673,875 and 485,625, respectively, at weighted
average  exercise  prices  of  $.54  and  $.42  per   share,
respectively.

The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $.92 and $.32 per share, respectively.

6. Stock Options and Warrants (continued)

Pro Forma Disclosures

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rate of 5.5%; no dividend yield; volatility factor of the expected market price of the Company's common stock of .846%; and a weighted-average expected life of the option of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1996         1995
Pro forma loss applicable to common shares    $(1,127,000)  $(1,108,000)
Pro forma loss per common share                     $(.17)        $(.22)


Note: the pro forma effect on the net loss for 1996 and 1995 is not representative of the pro forma effect on net income
(loss) in the future years because it does not take into consideration pro forma compensation expense related to option grants made prior to 1995.

6. Stock Options and Warrants (continued)

Warrants

The Company has granted warrants for the purchase of shares of the Company's common stock to directors and certain debt and equity holders. The warrants are fully vested upon issuance and expire in varying amounts through 2002. Information with respect to warrants granted as of December 31, 1996 and 1995 is summarized as follows:

                                                           Warrant
                                            Shares         Price Per
                                                           Share
Outstanding at December 31, 1994          1,091,070    $.30 to $1.00
  Granted                                   202,000        .50
Outstanding at December 31, 1995          1,293,070     .30 to $1.00
  Granted                                 4,153,335     .88 to $1.88
  Canceled
  Exercised                                 (31,500)       .38
Balance, December 31, 1996                5,414,905    $.30 to $1.88


Of the warrants  granted  during  1996,  3,501,000   are
redeemable warrants granted in connection with the private placement of common stock (see Note 5).

7. Income Taxes

Deferred  tax  assets  and  liabilities  consisted  of   the
following:

                                                  1996       1995
Net operating loss carryforwards             $3,565,000    $3,064,000
Tax credit carryforwards                        130,000       130,000
Inventory                                        14,000        48,000
Other                                            51,000        39,000
Deferred tax assets                           3,760,000     3,281,000
Depreciation                                     73,000        65,000
Deferred tax liability                           73,000        65,000
                                               3,833,00     3,216,000

Less valuation allowance                     (3,833,000)   (3,216,000)
Net deferred tax assets                      $        0    $        0


7. Income Taxes (continued)

The Company has net operating loss carryforwards and tax credit carryforwards at December 31, 1996 of approximately $8,914,000 and $130,000, respectively, which are available to reduce income taxes payable in future years. These carryforwards and credits will expire at various times through the year 2011.

8. Retirement Plan

The Company has a Retirement Savings Plan for its employees which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may match up to 25% of the employees' contributions to a maximum of 3% of the employee's annual salary. Employees vest immediately in their contribution and vest in the Company's contribution after one year of service. The Company's contribution to the plan in 1996 and 1995 was 3,961 and 14,013 shares of common stock, respectively, with fair market values of approximately $8,000 and $5,000, respectively, at the date of contribution. Future matching contributions will be determined annually by the Board of Directors.

9. Export Sales and Major Customers

The Company had export sales of $273,303 and $315,430 for the years ended December 31, 1996 and 1995, respectively.
The sales were primarily to customers located in Europe.

The Company has one product family that accounted for approximately 61% and 58% of total sales for the years ended
December 31, 1996 and 1995, respectively.

For the year ended December 31, 1996, the Company had net sales to two customers which totaled 45% of the total net sales for the year. The receivable balance due from these customers was $328,809 at December 31, 1996.

10. Supplemental Cash Flow Information

The  Company made interest payments of $104,000 and $106,000
for   the   years   ended  December  31,  1996   and   1995,
respectively.

11. Related Party Transactions

In 1996, the Company's officers advanced the Company $68,000 against the collection of certain receivables and received a 3% fee for the advances. The receivables were subsequently collected and the advances were repaid.

CORPORATE DATA

OFFICERS:

S. Albert D. Hanser
Chairman and Chief Executive Officer

Thomas J. Carter
President and Chief Operating Officer

Cheryl Olseth
Vice President - Marketing & Sales

Claire Canavan
Vice President and Chief Financial Officer

Brien W. Johnson
Vice President - Finance, Secretary and Treasurer

DIRECTORS:

S. Albert D. Hanser

Raymond F. Good
Executive Consultant

Roger V. Stageberg
Attorney at Law, Lommen, Nelson, Cole & Stageberg, P.A.

Dennis E. Evans
President and Chief Executive Officer, Hanrow Financial Group, Ltd.

Douglas M. Pihl
Special Technical Adviser to Ascend Communications, Inc.

SHAREHOLDER INFORMATION

AUDITORS

Ernst & Young LLP
1400 Pillsbury Center
Minneapolis, MN 55402

LEGAL COUNSEL

Lommen, Nelson, Cole & Stageberg, P.A.
1800 IDS Center
80 South Eighth Street
Minneapolis, MN 55402

REGISTRAR/TRANSFER AGENT

Norwest Stock Transfer
161 N. Concord Exchange
South St. Paul, MN 55075

FACILITY

Corporate Office
2700 Summer Street NE
Minneapolis, MN 55413

ANNUAL MEETING

The annual meeting of Astrocom shareholders will be held at 3:00 p.m. May 22, 1997 at Astrocom Headquarters, 2700 Summer Street N.E., Minneapolis,
Minnesota.  Shareholders and other interested parties are encouraged to attend.

FORM 10-KSB

A copy of the annual report filed with the Securities and Exchange Commission of Form 10-KSB is available to shareholders, without charge, upon written request to Brien W. Johnson, Astrocom Corporation, 2700 Summer Street N.E., Minneapolis, Minnesota 55413.

MARKET AND DIVIDEND DATA:

The Common Stock of Astrocom Corporation was traded during 1996 on the over-the-counter Bulletin Board under the symbol ATCC. The high and low selling prices for the Common Stock were as follows:


                              1995                1996
                         High      Low       High    Low
First Quarter            1/2       5/16      1 1/8   1/4
Second Quarter           7/8       1/4       1 3/8   3/4
Third Quarter            43/64     1/4       1 3/4   7/8
Fourth Quarter           7/16      1/8       2       1 3/8


The Company has never paid a cash dividend and is restricted from paying dividends pursuant to a subordinated debt agreement dated April 5, 1991. The Company intends to retain any earnings to finance the development of its business and, accordingly, does not anticipate payment of a cash dividend in the foreseeable future.

On March 14, 1997 the Company had approximately 770 shareholders of record.

                             Exhibit 22

                        LIST OF SUBSIDIARIES

                      State or                                  Percentage
                      Territory of                              Ownership of
Name                  Incorporation    Address                  Registrant

4300 Peavey Road      Minnesota        2700 Summer Street          100%
Corporation                            Minneapolis, MN 55413

                        Exhibit 23


Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 299184) pertaining to the 1988 Incentive Stock Option Plan of our report dated March 6, 1997, with respect to the financial statements incorporated by reference in this Annual Report on Form 10-KSB of Astrocom Corporation for the year ended DecemberE31, 1996.

	/s/ Ernst & Young LLP


Minneapolis, Minnesota
March 31, 1997