Form 10QSB
period 1997-03-31
ASTROCOM CORP
filed 1997-05-14
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1997, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,667,113

                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended March 31,
                                                  1997            1996
Net Revenues                                  $  839,000     $1,057,000


Cost of Products Sold                            647,000        654,000


Expenses:
   Selling and administrative expense            500,000        317,000
   Research and development expense              199,000         87,000
   Interest expense                               12,000         30,000
Total Expenses                                   711,000        434,000

Income (loss) before taxes                      (519,000)       (31,000)
Income tax                                             0              0

Net income (loss)                             $ (519,000)     $ (31,000)

Net income (loss) per share                   $ (    .05)     $(    .01)

Weighted average shares outstanding             9,667,113      6,015,702



                        BALANCE SHEETS (UNAUDITED)
                           ASTROCOM CORPORATION




ASSETS                                            31-Mar-97        31-Dec-96

CURRENT ASSETS
Cash                                            $ 1,049,000        $ 979,000
Accounts receivable, less allowance
  for doubtful accounts of $15,000                  567,000          594,000
  at 3/31/97 and 12/31/96
Inventories                                         764,000          913,000
Prepaid expenses                                     35,000           32,000
  TOTAL CURRENT ASSETS                            2,415,000        2,518,000

OTHER ASSETS
  Other                                              71,000           66,000

PLANT AND EQUIPMENT
  Machinery and equipment                         2,107,000        2,078,000
  Allowances for depreciation and
    amortization                                 (1,666,000)      (1,638,000)
  TOTAL PLANT AND EQUIPMENT                         441,000          440,000

TOTAL ASSETS                                     $2,927,000       $3,024,000


                                                  31-Mar-97        31-Dec-96


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                  $ 452,000        $ 444,000
   Accounts payable                                 754,000          367,000
   Employee compensation and other accrued           68,000           69,000
      expenses
   Current maturities of long-term debt
      and capital leases                             30,000           30,000

         TOTAL CURRENT LIABILITIES                1,304,000          910,000

LEASE-SETTLEMENT COSTS                               55,000           62,000

Long-Term Debt                                            0            1,000

Total Stockholders' Equity (deficit)
   Preferred Stock                                  200,000          200,000
   Common Stock, par value $.10/share               966,000          959,000
   Additional Paid in Capital                     6,455,000        6,426,000
   Accumulated Deficit                           (6,053,000)      (5,534,000)
   Total Stockholders' Equity                     1,568,000        2,051,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $2,927,000       $3,024,000


                         STATEMENTS OF CASH FLOWS
                           ASTROCOM CORPORATION


                                                  Three Months Ended March 31,
                                                          1997           1996
Operating Activities
Net income (loss)                                    $ (519,000)    $ (31,000)
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation                                       28,000        56,000
      Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable         27,000       (57,000)
      Decrease (increase) in Inventories and
         prepaid expenses                               146,000       (11,000)
      Decrease (increase) in Accounts payable
         and accrued expenses                           386,000       (38,000)
      Decrease (increase) in other assets                (5,000)       13,000
Net cash provided (used) by operating activities        554,000       (93,000)

INVESTING ACTIVITIES
   Purchases of plant and equipment                     (29,000)      (29,000)
Net cash (used in) provided by investing activities     (29,000)      (29,000)

Financing Activities
   Increase in short term debt                            8,000        (7,000)
   Proceeds from (payments) on bank notes                (7,000)       (3,000)
   Increase in long-term debt                            (1,000)       28,000
   Proceeds from sales of common stock                   36,000             0
Net cash (used in) provided by financing activities      36,000        18,000

   Increase (Decrease) in cash                           70,000       (79,000)

Cash at beginning of quarter                            979,000        81,000

   Cash at end of quarter                            $1,049,000       $ 2,000


See notes to financial statements.

                      NOTES TO FINANCIAL STATEMENTS
                           ASTROCOM CORPORATION
                              March 31, 1997

NOTE A - ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and statement of cash flows. In the opinion of management, all adjustments necessary for a fair presentation of results have been made and registrant believes such presentation is adequate to make the information presented not misleading. For further information, refer to the financial statements and footnotes included in registrant's annual report on Form 10-KSB for the year ended December 31, 1996.

NOTE B - NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended March 31, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

          Management's Discussion and Analysis of the Results of Operations.
                      Comparison of First Quarters 1997 and 1996

        SALES.   Net revenues for the quarter ended March 31, 1997, totaled
$839,000, a decrease of 21% from the total of $1,057,000 for the same quarter of 1996. The decrease was the result of significantly lower sales of the NX-1, the former leading CSU/DSU product, which was replaced in February by the Astrocom SP-100. In the first quarter, revenues from sales of the new product were not sufficient to offset the reduction of revenues from declining sales of the old product.


       GROSS PROFIT. Gross profit decreased 52% in first quarter to $192,000 from $403,000 in the first quarter of 1996. Gross margin decreased to 23.8% of net sales in 1996 from 40.3% from in the same period last year. The decrease can be attributed to a combination of an adverse change in product mix (greater unit sales of the lower margin T-Series and SP-100 and a lower volume of NX-1 sales) and start-up costs in the production of the new product line. Management anticipates that gross margin will increase in future quarters as product cost reduction measures are implemented.

       EXPENSES. Selling and administrative expenses increased 57.8% to $500,000 from $317,000 in the same period last year. Sales and marketing expenses increased because of marketing activities related to the new corporate image and product positioning, as well as additions to the sales staff. Administrative expenses increased because of additions to the operations and financial management staff.

       Research and development expenses increased 128.7% from $87,000 in 1996 to $199,000 in 1997 due primarily to increased staff. A team of experienced networking engineers was added to the staff in the fourth quarter of 1996 in order to accelerate the new product development process. R&D expenses were also increased in the first quarter of 1997 by higher spending on product testing, prototype parts and outside services in connection with the new product introduction. Interest expense declined because of reduced levels of borrowing, as a consequence of the equity financing completed in the fourth quarter of 1996.

       NET LOSS. The company reported a net loss from operations of $519,000 for the quarter ended March 31, 1997, as compared to a net loss of $31,000 in the first quarter of 1996. The greater loss is attributable to a combination of lower revenue, lower gross margin and higher selling, administrative and R&D expenses.

       LIQUIDITY AND CAPITAL RESOURCES. During the first quarter of 1997, the Company's operations were funded by a combination of increases in short-term liabilities and reductions in accounts receivable and inventories. In addition, common stock and paid-in capital increased by a total of $36,000 because of the exercise of options and warrants.

       The Company's working capital declined to $1,111,000 at 3/31/97 from $1,608,000 at 12/31/96, as accounts payable increased and inventory decreased to fund first quarter losses. Cash increased slightly from 12/31/96 to $1,049,000.

      Management believes it will maintain short-term liquidity in 1997 by reducing inventory and managing accounts receivable. In the longer term, liquidity is dependent upon returning to profitable operations that generate adequate cash flow to meet current obligations on a timely basis.

PART II     OTHER INFORMATION

ITEM 5

1. Douglas M. Pihl was elected a Class I director on January 31, 1997, for a term expiring at the 1997 annual shareholders' meeting.

2. M. Claire Canavan was elected Vice President and Chief Financial Officer on March 12, 1997.

3.  Patricia M. Fischer was elected Vice President of Operations on
    April 24, 1997.

4. Brien W. Johnson resigned as Vice President of Finance effective April 25, 1997.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   May 14, 1997                        ASTROCOM CORPORATION
                                                   (Registrant)

                                              By:S. Albert D. Hanser
                                                 S. Albert D. Hanser, Chairman
                                                 and Chief Executive Officer


                                              By:M. Claire Canavan
                                                 M. Claire Canavan,
                                                 Vice President and
                                                 Chief Financial Officer