Form 10QSB/A
period 1997-03-31
ASTROCOM CORP
filed 1997-09-08
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB/A

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

                         ASTROCOM CORPORATION
                       STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                             Three Months Ended March 31,
                                                  1997            1996
                                              (Restated)
Net Revenues                                  $  798,000     $1,057,000


Cost of Products Sold                            718,000        654,000
Inventory Write-Off                              329,000
Gross Profit                                    (249,000)       403,000


Expenses:
   Selling and administrative expense            593,000        317,000
   Research and development expense              243,000         87,000
Total Expenses                                   836,000        404,000

Operating Loss                                (1,085,000)        (1,000)

Interest Expense                                 (12,000)       (30,000)

Net Loss                                   $  (1,097,000)     $ (31,000)

Net Loss per share                            $ (    .11)     $(    .01)

Weighted average shares outstanding             9,667,113      6,015,702



                              BALANCE SHEETS
                           ASTROCOM CORPORATION
                               (UNAUDITED)

                                                March 31,          December 31,
                                                  1997               1996
                                                (Restated)        (Restated)

ASSETS

CURRENT ASSETS
Cash                                            $   735,000        $ 979,000
Accounts receivable                                 372,000          594,000
Inventories                                         662,000          695,000
Prepaid expenses                                     18,000           32,000
  TOTAL CURRENT ASSETS                            1,787,000        2,300,000

OTHER ASSETS                                         37,000           66,000

  Building, machinery, and equipment              2,114,000        2,078,000
  Allowances for depreciation                    (1,661,000)      (1,638,000)
  TOTAL PLANT AND EQUIPMENT                         453,000          440,000

TOTAL ASSETS                                     $2,277,000       $2,806,000



                                                March 31,          December 31,
                                                  1997               1996
                                                (Restated)        (Restated)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                  $ 576,000        $ 444,000
   Accounts payable                                 773,000          367,000
   Accrued expenses                                  82,000           69,000
   Current maturities of long-term debt
      and capital leases                             30,000           30,000

         TOTAL CURRENT LIABILITIES                1,461,000          910,000

LEASE-SETTLEMENT COSTS                               55,000           62,000

Long-Term Debt                                            0            1,000

Total Stockholders' Equity (deficit)
   Preferred Stock                                  200,000          200,000
   Common Stock, par value $.10/share:              972,000          959,000
     Issued and Outstanding Shares -
     9,730,579 at 3-31-97 and 9,597,163
     at 12-31-96
   Additional Paid in Capital                     6,438,000        6,426,000
   Accumulated Deficit                           (6,849,000)      (5,752,000)
   Total Stockholders' Equity                       761,000        1,833,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $2,277,000       $2,806,000


                         STATEMENTS OF CASH FLOWS
                           ASTROCOM CORPORATION
                                (UNAUDITED)

                                                  Three Months Ended March 31,
                                                       1997           1996
                                                    (Restated)
Operating Activities
Net loss                                          $  (1,097,000) $    (31,000)
Adjustments to reconcile net loss to
   net cash used by operating activities:
      Depreciation                                       23,000        56,000
      Write-off of inventory                            328,000
      Changes in operating assets and liabilities:
      Accounts Receivable                               222,000       (57,000)
      Inventories and prepaid expenses                 (281,000)      (11,000)
      Accounts payable and accrued expenses             419,000       (38,000)
      Other Assets                                       29,000        13,000
Net cash used by operating activities                  (357,000)      (68,000)

INVESTING ACTIVITIES
   Purchases of plant and equipment                     (36,000)      (29,000)
Net cash used by investing activities                   (36,000)      (29,000)

Financing Activities
   Increase in short term debt                          132,000        (7,000)
   Payments on bank notes payable                                      (3,000)
   Decrease/Increase in long-term debt                   (8,000)       28,000
   Proceeds from sales of common stock                   25,000             0
Net cash provided by financing activities               149,000        18,000

   Decrease in cash                               $    (244,000) $    (79,000)

Cash at beginning of quarter                            979,000        81,000

   Cash at end of quarter                         $     735,000  $      2,000


See notes to financial statements.

                      NOTES TO FINANCIAL STATEMENTS
                           ASTROCOM CORPORATION
                              March 31, 1997

NOTE A - ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and statement of cash flows. In the opinion of management, all adjustments necessary for a fair presentation of results have been made and registrant believes such presentation is adequate to make the information presented not misleading. The Balance Sheet at December 31, 1996 is derived from the audited financial statements at that date.
For further information, refer to the financial statements and footnotes included in registrant's annual report on Form 10-KSB for the year ended December 31, 1996.

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

NOTE C - RESTATEMENT

Subsequent to March 31, 1997, The Company has determined that its inventories at December 31, 1996 were overstated, and accordingly has restated its December 31, 1996 financial statements. The restatement resulted in a decrease in inventories and an increase of the previously reported cost of products sold, net loss and accumulated deficit by $218,000. The restated net loss for 1996 $(1,282,000) or $(.19) per common share, compared to the previously reported net loss of $(1,064.000) or $(.16) per common share.

In addition, the Company's Board of Directors discovered that certain accounting irregularities and errors had occurred during the three-month period ended March 31, 1997. As a result, the Company has restated its financial statements for the three months ended March 31, 1997. The restatement includes a reduction in revenues, an increase in cost of products sold, a write-off of inventory, an increase in selling and administrative expenses and an increase in research and development expenses.

A summary of the restatements for the three-month period ended March 31, 1997:

                  Three months ended March 31, 1997
                                     As reported     Adjustments    Restated
Statement of Operations

Net Revenues                      $   839,000      $    (41,000)  $  798,000

Costs of Products Sold                647,000            71,000      718,000
Inventory write-off                                     329,000      329,000
Gross Profit                          192,000           441,000     (249,000)

Expenses:
  Selling and administrative          500,000            93,000      593,000
  Research and development            199,000            44,000      243,000
Operating Loss                       (507,000)         (578,000)  (1,085,000)
Interest Expense                       12,000                         12,000
Net Loss                          $  (519,000)         (578,000)  (1,097,000)
Net loss per share                $      (.05)     $       (.06)  $     (.11)

          Management's Discussion and Analysis of the Results of Operations.
                      Comparison of First Quarters 1997 and 1996

Subsequent to March 31, 1997, the Company's Board of Directors discovered that certain accounting irregularities and errors had occurred during the three-month period ended March 31, 1997. As a result, the Company has restated its financial statements for the three months ended March 31, 1997. The restatement includes a reduction in revenues, an increase in cost of products sold, a write-off of inventory, an increase in selling and administrative expenses and an increase in research and development expenses.

The restatements described above relate to the timing of revenue recognition, additional reserves related to potentially uncollectible accounts, the write-down of inventory due to: 1) reserves recorded from the loss of a contract and on-going product changes and 2) inventory which cannot be accounted for due to changes in the Company's accounting system, personnel changes and a change in the Company's outside contract manufacturer. Further, the Company recorded additional liabilities related to accounts payable cut-off problems existing at March 31, 1997, the amount due under the Company's line of credit agreement with a bank and accruals related to employee compensation.

As a result of the accounting irregularities and errors, the Board of Directors has taken corrective actions to address the financial and accounting problems at the Company. These corrective actions include the hiring of new accounting personnel and a review of the internal control structure. In addition, the Company is currently engaged in conducting a thorough review of the strategic direction of its business and operations.

        SALES.   Net revenues for the quarter ended March 31, 1997, totaled
$798,000, a decrease of 25% from the total of $1,057,000 for the same quarter of 1996. The decrease was the result of significantly lower sales of the NX-1, the former leading CSU/DSU product, which was replaced in February by the Astrocom SP-100. In the first quarter, revenues from sales of the new product were not sufficient to offset the reduction of revenues from declining sales of the old product.

       GROSS PROFIT. Gross profit before the inventory write-off decreased 80% in first quarter to $80,000 from $403,000 in the first quarter of 1996. Gross margin on the same basis decreased to 10% of net sales in 1997 from 38% in the same period last year. The decrease can be attributed to a combination of a change in product mix (greater unit sales of the lower margin T-Series and SP-100 and a lower volume of NX-1 sales) and higher initial costs in the production of the new product line.

       In the first quarter of 1997, the Company wrote-off $329,000 of inventory, due to: 1) reserves recorded for loss of a contract and ongoing product changes, and 2) inventory which could not be accounted for due to changes in the Company's accounting system and personnel changes.

       EXPENSES. Selling and administrative expenses increased 87% to $593,000 from $317,000 in the same period last year. Sales and marketing expenses increased because of marketing activities related to the new corporate image and product positioning, as well as additions to the sales staff. Administrative expenses increased because of additions to the operations and financial management staff, as well as consulting expenses related to the implementation of a new integrated management system.

       Research and development expenses increased 179% from $87,000 in the first quarter of 1996 to $243,000 in the first quarter of 1997 due primarily to increased staff. A team of experienced networking engineers was added to the staff in the fourth quarter of 1996 in order to accelerate the new product development process. R&D expenses were also increased in the first quarter of 1997 by higher spending on product testing, prototype parts and outside services in connection with the new product introduction.

       INTEREST EXPENSE. Interest expense declined because of reduced levels of borrowing after the equity financing completed in the fourth quarter of 1996.

       NET LOSS. The company reported a net loss from operations of $1,097,000 for the quarter ended March 31, 1997, as compared to a net loss of $31,000 in the first quarter of 1996. The greater loss is attributable to a combination of lower revenue, lower gross margin and higher selling, administrative and R&D expenses, as well as the write-off of inventory.

       LIQUIDITY AND CAPITAL RESOURCES. During the first quarter of 1997, the Company's operations were funded by a combination of cash on hand and increases in bank borrowings and accounts payables. Accordingly, net working capital declined to $326,000 from $1,390,000 at 12/31/96. In addition, common stock and paid-in capital increased by a total of $13,000 because of the exercise of options and conversion of warrants.

      Management believes it will maintain short-term liquidity in 1997 by procuring additional financing, continued management of accounts payable, and enhanced receivables collection. In the longer term, liquidity is dependent upon returning to profitable operations that generate adequate cash flow to meet current obligations on a timely basis. There can be no assurance that the Company will be able to obtain additional financing on satisfactory terms, or at all. To that end, substantial reductions in expenses have been made, as well as changes in pricing and distributor agreements in order to improve the gross margins.

PART II     OTHER INFORMATION

ITEM 5

1. Douglas M. Pihl was elected to the Board of Directors on January 31, 1997,

2. M. Claire Canavan was elected Vice President and Chief Financial Officer on March 22, 1997.

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




Dated:   September 5, 1997                   ASTROCOM CORPORATION
                                                   (Registrant)

                                              By:Ronald B. Thomas
                                                 Ronald B. Thomas,
                                                 Chief Executive Officer


                                              By:M. Claire Canavan
                                                 M. Claire Canavan,
                                                 Chief Financial Officer