Form 10KSB/A
period 1997-03-31
ASTROCOM CORP
filed 1997-09-08
CIK 215155

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                             FORM 10-KSB/A

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


PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astrocom, a public company (O.T.C., ATCC), was incorporated in 1968 to design, manufacture and distribute telecommunications products to serve the short-haul communication market by providing line drivers and other equipment for local area networks (LANs). In 1989 the Company developed high speed digital access communication equipment for wide area networks
(WANs). Astrocom's CSU/DSUs (Channel Service Unit/Digital Service Unit) function to interface high handwidth telephone company services for such applications as high-speed Internet access, video conferencing and corporate internetworking. Astrocom multiplexers reduce telecommunications costs by combining up to seven separate data paths into a single communication line. Astrocom products are used by internet service providers, telephone service providers, government and educational entities, private enterprises and others. Astrocom sells its products through a direct sales force, as well as an international network of distributors, value-added resellers (VARs) and original equipment manufacturers (OEMs).

COMPARISON OF 1996 WITH 1995

REVENUES increased 3.4% to $3,287,000 from $3,178,000 in 1995.  This increase in sales was primarily attributable to an increase in sales of the NX-1 product and the introduction of the T-series product in late 1996.  Gross profit (before inventory write-off) declined to $832,000 in 1996 from $1,141,000 in 1995.  The gross margin declined from 35.9% in 1995 to 25.3% in 1996, because of a combination of competitive pricing pressure and product cost issues.  The Company hopes to increase the gross margin in 1997 by reducing its manufacturing costs.

RESEARCH AND DEVELOPMENT EXPENSES increased by 0.7% from $442,000 in 1995 to

$445,000 in 1996.  Astrocom substantially increased its research and development efforts in the fourth quarter by recruiting several experienced telecommunications engineers and accelerating development efforts on two new product families, the T-1000 and SP100, which are full-featured T1 and fractional T1 CSU/DSUs.  Expenses related to product development and testing also contributed to the increase.  Astrocom will continue its focus on product development in 1997, and expects that research and development expenses will increase accordingly.

SELLING AND ADMINISTRATIVE EXPENSES increased by 23.5% from $1,274,000 in 1995 to $1,574,000 in 1996.  A combination of increased sales and marketing expenditures and additions to management accounted for the increases.

Sales and marketing efforts were enhanced by the addition of experienced sales personnel, reorganization of the distributor network and increased advertising and promotional activities.  Increased administrative expense stemmed from the addition of a chief operating officer and other senior managers.  These expenses are ongoing and will be in effect for all of

1997.

INTEREST EXPENSES were $97,000 for 1996, a 14% decrease from $112,000 in

1995, a result of lower levels of borrowing in the final months of 1996 due to the Company's securities offering.

RESTATEMENT

Subsequent to December 31, 1996, the Company determined that its December 31,

1996 inventories were overstated.  As a result, the Company has restated its financial statements for the year ended December 31, 1996.

The restatement resulted in a decrease in inventories and an increase in previously reported cost of products sold, net loss and accumulated deficit by $218,000.  Additionally, the net loss per common share has been increased from $(.16) to $(.19).

                                    As reported                   As restated
Loss applicable to common           $(1,064,000)                  $(1,282,000)
stock
Net loss per common share           $(.16)                        $(.19)

LIQUIDITY AND RESOURCES

During 1996 the Company financed its operations through a combination of sources:  a private placement of equity securities, usage of a bank line of credit and short-term notes to certain shareholders.  The Company raised

$3,046,000 in net proceeds from the sale of common stock in 1996.  Sources and uses of cash from operations were approximately neutral.

Capital expenditures for property and equipment were approximately $206,000 in

1996, up significantly from $80,000 in 1995.  Large purchases in 1996 included an integrated manufacturing software package, a telephone system,

testing devices and computer design equipment.  The Company expects to purchase additional computer and design equipment in 1997.

The bank line of credit, as of March 31, 1997, allowed the Company to borrow up to $600,000.  The Company expects to renew the line relationship when it expires on April 30, 1997.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The

Company has experienced operating losses in each of fiscal years 1994 through

1996, and has continued to operate at a loss through the six-months ended June

30, 1997, depleting most of its available capital.  The Company is dependent on future financing activities to continue as a going concern.  Management is evaluating financing alternatives; however, there can be no assurance that the

Company will be successful in obtaining financing on terms favorable to the

Company.

Because of uncertainties regarding the achievability of management's plans, no assurance can be given about the Company's ability to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared assuming Astrocom Corporation will continue as a going concern. As more fully described in Note 13, the Company has experienced continued operating losses in each of fiscal years 1994 through 1996, and has continued to operate at a loss through the six months ended June 30, 1997, depleting most of its available capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 6, 1997, except as to Notes 12 and 13 as to which the date is August 29, 1997


                    Astrocom Corporation

                        Balance Sheet

                      December 31, 1996

                         (Restated)

Assets
Current assets:
Cash                                               $       979,000
Accounts receivable, less allowance of $15,000             594,000
Inventories                                                695,000
Prepaid expenses                                            32,000
Total current assets                                     2,300,000

Buildings, machinery, and equipment:
Buildings                                                    5,000
Machinery and equipment                                  1,243,000
Office furniture and fixtures                              830,000
Total buildings, machinery and equipment                 2,078,000
Accumulated depreciation                                (1,638,000)
                                                           440,000

Demonstration, sample and repair inventory                  55,000
Other assets                                                11,000

Total assets                                            $2,806,000

Liabilities and shareholders' equity

Current liabilities:
Notes payable to bank                              $       444,000
Accounts payable                                           367,000
Accrued expenses                                            69,000
Current portion of lease settlement costs                   30,000
Total current liabilities                                  910,000

Lease settlement costs                                      62,000

Long-term debt                                               1,000

Shareholders' equity:
Preferred stock, $1.00 par value:
  Authorized share - 5,000,000
  Issued and outstanding shares - 200,000                  200,000
Common stock, $.10 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares - 9,597,163                959,000
Additional paid-in capital                               6,426,000
Accumulated deficit                                     (5,752,000)
Total shareholders' equity                               1,833,000
Total liabilities and shareholders' equity              $2,806,000


See accompanying notes.

                    Astrocom Corporation

                  Statements of Operations



                                       Year ended December 31
                                           1996         1995
                                       (Restated)
Net sales                              $ 3,287,000  $ 3,178,000
Cost of products sold                    2,455,000    2,037,000
Write-off of inventory                                  398,000
Gross profit                               832,000      743,000

Selling and administrative expenses      1,574,000    1,274,000
Research and development expenses          445,000      442,000
Operating expenses                       2,019,000    1,716,000

Operating loss                          (1,187,000)    (973,000)

Other income (expense):
Interest income                             11,000
Interest expense                           (97,000)    (112,000)
Net loss                                (1,273,000)  (1,085,000)

Less preferred stock dividends               9,000
Loss applicable to common stock        $(1,282,000) $(1,085,000)

Net loss per common share              $    (.19)   $    (.21)
Weighted average number of common
shares outstanding                       6,605,169    5,053,995


See accompanying notes.

PAGE

                              Astrocom Corporation

                  Statements of Shareholders' Equity (Deficit)

                                                                     Additional
                               Preferred       Common  Stock            Paid-In    Accumulated
                               Stock        Shares       Amount         Capital    Deficit         Total
Balance, December 31, 1994      $         $4,854,773    $ 486,000     $ 3,433,000 $ (3,385,000)  $  534,000
 Issuance of common stock for
    retirement plan                           14,013        1,000           4,000                     5,000
 Issuance of common stock                    756,666       76,000         151,000                   227,000
 Issuance of common stock for
    debt conversion and
    settlement of litigation                 314,000       31,000          53,000                    84,000
 Issuance of common stock for
    services                                  30,000        3,000          15,000                    18,000
 Issuance of common stock for
    Directors' fees                           45,000        4,000           4,000                     8,000
 Exercise of stock options                     1,250
 Net loss                                                                           (1,085,00)   (1,085,000)
Balance, December 31, 1995                 6,015,702      601,000       3,660,000   (4,470,000)    (209,000)
 Issuance of common stock, net of
    offering costs of $455,000             3,501,000      350,000       2,696,000                 3,046,000
 Issuance of preferred stock for
    debt conversion              200,000                                                            200,000
 Issuance of common stock for
    retirement plan                            3,961                        8,000                     8,000
 Issuance of common stock in
    connection with the
    exercise of warrants                      31,500        3,000           9,000                    12,000
 Issuance of common stock for
    Directors' fees                           45,000        5,000          53,000                    58,000
    Dividends on preferred stock                                                        (9,000)      (9,000)
 Net loss                                                                           (1,273,000)  (1,273,000)
 Balance, December 31, 1996     $200,000   9,597,163     $959,000      $6,426,000  $(5,752,000)  $1,833,000
    (Restated)

See accompanying notes.

PAGE

                  Astrocom Corporation

                  Statements of Cash Flows



                                                     Year ended
                                                     December 31
                                                 1996         1995
                                                (Restated)
Cash flows from operating activities
Net loss                                     $(1,273,000)  $(1,085,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                135,000       146,000
    Issuance of stock to directors and            66,000        49,000
       employees
   Changes in assets and liabilities:
       Accounts receivable                        22,000      (148,000)
       Inventories                              (408,000)      447,000
       Prepaid expenses                          (18,000)        1,000
       Demonstration, sample and repair
          inventory                               (2,000)       (2,000)
       Other assets                               (2,000)       (1,000)
       Accounts payable                         (237,000)      278,000
       Accrued expenses                            3,000        29,000
Net cash used in operating activities         (1,714,000)     (286,000)

Cash flows from investing activities
Purchases of equipment                          (206,000)      (80,000)
Net cash used in investing activities           (206,000)      (80,000)

Cash flows from financing activities
Proceeds from sale of stock                    3,046,000       227,000
Cash received from exercise of warrants           12,000
Dividends paid                                    (9,000)
Net proceeds on revolving credit agreement                     122,000
Proceeds from notes payable                                     90,000
Payments on notes payable and capital
   lease obligations                            (231,000)
Net cash provided by financing activities      2,818,000       439,000

Increase in cash                                 898,000        73,000
Cash at beginning of year                         81,000         8,000
Cash at end of year                         $    979,000    $   81,000

Supplemental cash flow information
Conversion of subordinated debt into
   preferred stock                         $     200,000

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

This equipment is not held for sale and is amortized over an estimated useful life of five years.

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

2. Inventories

Inventories consisted of the following:

                                             1996          1995
Purchased parts, materials and supplies  $ 392,000     $  92,000
Work in process                            107,000
Finished products                          231,000       210,000
Less obsolescence reserve                  (35,000)      (15,000)
                                         $ 695,000     $ 287,000


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

Bridge Loans:

During 1996, the Company borrowed $225,000 through bridge loan agreements, including $75,000 from Hanrow Business Finance. The bridge loan agreements bore interest at rates between 12%-13%. In connection with the bridge loans, the Company issued warrants to purchase 225,000 shares of common stock. The warrants are exercisable at $1.50 per share and remain outstanding until 2001. The bridge loans were repaid in 1996.

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

7. Income Taxes

Deferred  tax  assets  and  liabilities  consisted  of   the
following:

                                                  1996       1995
Net operating loss carryforwards             $3,652,000    $3,064,000
Tax credit carryforwards                        130,000       130,000
Inventory                                        14,000        48,000
Other                                            51,000        39,000
Deferred tax assets                           3,760,000     3,281,000
Depreciation                                     73,000        65,000
Deferred tax liability                           73,000        65,000
                                               3,833,00     3,216,000

Less valuation allowance                     (3,920,000)   (3,216,000)
Net deferred tax assets                      $        0    $        0


7. Income Taxes (continued)

The Company has net operating loss carryforwards and tax credit carryforwards at December 31, 1996 of approximately $9,132,000 and $130,000, respectively, which are available to reduce income taxes payable in future years. These carryforwards and credits will expire at various times through the year 2011.

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

12. Restatement

The Company has determined that its inventories at December
31, 1996 were overstated, and accordingly has restated its 1996 financial statements. The restatement resulted in a decrease in inventories and an increase of the previously reported cost of products sold, net loss and accumulated deficit by $218,000. Additionally, the net loss per common share has been increased from $(.16) to $(.19). The restatement resulted primarily from a compilation error in the Company's physical inventory procedures.

                                    As reported       As restated
Loss applicable to common           $(1,064,000)      $(1,282,000)
stock
Net loss per common share           $(.16)            $(.19)

13. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses in each of fiscal years 1994 through 1996, and has continued to operate at a loss through the six-months ended June 30, 1997, depleting most of its available capital. The Company is dependent on future financing activities to continue as a going concern. Management is evaluating financing alternatives; however, there can be no assurance that the Company will be successful in obtaining financing on terms favorable to the Company.

Because of uncertainties regarding the achievability of management's plans, no assurance can be given about the Company's ability to continue in existence. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

PART III

ITEM 13.  EXHIBITS

                        Exhibit 23


Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 299184) pertaining to the 1988 Incentive Stock Option Plan of our report dated March 6, 1997, except as to Notes 12 and 13 as to which the date is August 29, 1997, with respect to the financial statements incorporated by reference in this Annual Report on Form 10-KSB/A of Astrocom Corporation for the year ended December 31, 1996.

      /s/ Ernst & Young LLP


Minneapolis, Minnesota
September 5, 1997

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


Dated:   September 5, 1997                    ASTROCOM CORPORATION
                                               (Registrant)


                                      By:Ronald B. Thomas
                                         Ronald B. Thomas,
                                         Chief Executive Officer

                                      By:M. Claire Canavan
                                         M. Claire Canavan
                                         Chief Financial Officer