Form 10QSB
period 1997-06-30
ASTROCOM CORP
filed 1997-09-08
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1997, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

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

                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended June 30,
                                                  1997            1996
Net Revenues                                  $  672,000     $  595,000
Cost of Products Sold                            632,000        394,000

Gross Profit                                      40,000        201,000

Expenses:
   Selling and administrative expense            489,000        310,000
   Research and development expense              215,000         91,000

Total Expenses                                   704,000        401,000

Operating Loss                                  (664,000)      (200,000)

Interest Expense                                 (12,000)       (35,000)

Loss before income taxes                        (676,000)      (235,000)
Income tax                                         1,000              0

Net Loss                                      $ (677,000)     $(235,000)

Net Loss per share                            $ (    .07)     $(    .04)

Shares used in computation                      9,801,595      6,046,375


                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Six Months Ended June 30,
                                                  1997            1996
Net Revenues                                $  1,470,000   $  1,653,000
Cost of Products Sold                          1,350,000      1,048,000
Inventory Write-Off                              329,000

Gross Profit                                    (209,000)       605,000

Expenses:
   Selling and administrative expense          1,082,000        626,000
   Research and development expense              458,000        179,000

Total Expenses                                 1,540,000        805,000

Operating Loss                                (1,749,000)      (200,000)

Interest Expense                                 (24,000)       (66,000)

Income tax                                         1,000              0

Net Loss                                    $ (1,774,000)   $  (266,000)

Net Loss per share                          $   (    .18)   $  (    .04)

Shares used in computation                      9,738,970      6,031,038

                              BALANCE SHEETS
                           ASTROCOM CORPORATION
                               (UNAUDITED)

                                                  June 30        December 31,
                                                    1997             1996


ASSETS

CURRENT ASSETS
Cash                                            $   245,000        $ 979,000
Accounts receivable, less allowance
  for doubtful accounts                             311,000          594,000
Inventories                                         588,000          695,000
Prepaid expenses                                      2,000           32,000
  TOTAL CURRENT ASSETS                            1,146,000        2,300,000

OTHER ASSETS                                         67,000           66,000

  Building, Machinery, and Equipment              2,108,000        2,078,000
  Allowances for depreciation                    (1,681,000)      (1,638,000)
                                                    427,000          440,000

TOTAL ASSETS                                    $ 1,640,000       $2,806,000


                                                  June 30        December 31,
                                                    1997             1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable                                $   224,000       $  444,000
   Accounts payable                               1,080,000          367,000
   Accrued expenses                                  68,000           69,000
   Current maturities of long-term debt
      and capital leases                             30,000           30,000

         TOTAL CURRENT LIABILITIES                1,424,000          910,000

LEASE-SETTLEMENT COSTS                               50,000           62,000

Long-Term Debt                                            0            1,000

Total Stockholders' Equity (deficit)
   Preferred Stock                                  200,000          200,000
   Common Stock, par value $.10/share:              988,000          959,000
       Issued and outstanding shares -
       9,885,954 at 6-30-97 and
       9,597,163 at 12-31-96
   Additional Paid in Capital                     6,504,000        6,426,000
   Retained earnings (deficit)                   (7,526,000)      (5,752,000)
   Total Stockholders' Equity                       166,000        1,833,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,640,000       $2,506,000


                         STATEMENTS OF CASH FLOWS
                           ASTROCOM CORPORATION


                                                  Six Months Ended June 30,
                                                          1997           1996
Operating Activities
Net loss                                            $(1,774,000)  $  (235,000)
Adjustments to reconcile net loss to
   net cash provided by operating activities:
      Depreciation                                       43,000        56,000
      Write-off of inventory                            329,000
      Changes in operating assets and liabilities:
      Accounts receivable                               283,000       (57,000)
      Inventories and prepaid expenses                 (192,000)      (11,000)
      Accounts payable and accrued expenses             734,000       (38,000)
      Other Assets                                       (1,000)       13,000
Net cash used by operating activities                  (578,000)     (272,000)

INVESTING ACTIVITIES
   Purchases of equipment                               (30,000)      (29,000)
Net cash used by investing activities                   (30,000)      (29,000)

Financing Activities
   Decrease in short term debt                         (220,000)       (7,000)
   Payments on lease settlement obligations             (12,000)       (3,000)
   Payment on long-term debt                             (1,000)       28,000
   Proceeds from exercises of warrants and options      107,000             0
Net cash (used in) provided by financing activities    (126,000)       18,000

   Decrease in cash                                    (734,000)     (283,000)

Cash at beginning of period                             979,000        81,000

   Cash at end of period                             $  245,000   $  (202,000)


See notes to financial statements.

                      NOTES TO FINANCIAL STATEMENTS
                           ASTROCOM CORPORATION
                              June 30, 1997

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

NOTE B - NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaces the presentation of primary earnings per share (EPS) with basic
EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter and six months ended June 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

          Management's Discussion and Analysis of the Results of Operations. Comparison of the Quarters Ended June 30, 1997 and June 30, 1996

        SALES.   Net revenues for the quarter ended June 30, 1997, totaled
$672,000, an increase of 13% from $595,000 for the same period of 1996. The increase was the result of increasing sales of the new T-1 products: the Astrocom T-series and the Astrocom SP-100, which were introduced in late
1996 and early 1997 respectively. Revenues from these products account for approximately 19% of first quarter revenue and 60% of second quarter revenue.

       GROSS PROFIT. Gross profit before the inventory write-off declined sharply due to initial costs associated with the introduction of the Astrocom SP-100, as well as higher overhead associated with the addition of a senior-level manager in the operations function.

       EXPENSES. Overall, operating expenses increased by $303,000 or 76% for the second quarter of 1997 compared with the same quarter of 1996. Selling, general and administrative expenses increased by 58% for the quarter ended
June 30, 1997, compared with the same quarter of 1996. The increase was primarily due to increased sales and marketing expenses associated with new product introduction and promotion, but also to increased administrative expenses due to the addition of staff. Research and development expense was 136% higher than the second quarter of last year because of personnel expenses related to the development team added in late 1996.

       NET LOSS. For the second quarter, the net loss increased from ($235,000) in 1996 to ($677,000) in 1997, an increase of $442,000. The large loss was due primarily to an increase of $303,000 in operating expenses.

       Comparison of the Six Months Ended June 30, 1997 and June 30, 1996

       SALES. Net revenues for the six months ended June 30, 1997, totaled $1,470,000, a decrease of 11% from $1,653,000 for the same period of 1996. The decrease was the result of significantly lower sales of the NX-1, the former leading CSU/DSU product, which was replaced in late February by the Astrocom SP-100. Combined sales of T-1 products account for approximately 37% of revenues in the first half of 1997.

       GROSS PROFIT. Gross profit before the inventory write-off decreased 80% in the first six months to $120,000 from $605,000 in the same period of 1996 (8% and 37% of net sales, respectively). The decrease can be attributed to a combination of pricing pressures on the existing product line and higher initial costs in the production of the new product line.

       In the first quarter of 1997, the Company recorded a $329,000 write down of inventory due to: 1) reserves recorded from loss of a contract and ongoing product changes, and 2) inventory which could not be accounted for due to changes in the Company's accounting system and personnel changes.

       EXPENSES. Selling and administrative expenses increased 73% to $1,082,000 from $626,000 in the same period last year. Sales and marketing expenses increased because of marketing activities related to development of a new corporate image and product positioning, as well as additions to the sales staff. Administrative expenses increased because of additions to the operations and financial management staff, as well as consulting expenses related to the implementation of a new integrated management system.

       Research and development expenses increased 150% from $179,000 in 1996 to $458,000 in the first half of 1997, due primarily to increased staff. A team of experienced networking engineers was added to staff in the fourth quarter of 1996 in order to accelerate the new product development process. R&D expenses were also increased in the first quarter of 1997 by higher spending on product testing, prototype parts, and outside services in connection with the new product introduction.

       INTEREST EXPENSE. Interest expense declined because of reduced levels of borrowing consequent to the equity financing completed in the fourth quarter of 1996.

       NET LOSS. For the first six months, the loss increased from $(266,000) to $(1,774,000). The greater loss is attributable to the combination of lower revenue, lower gross margin, and higher selling, administrative, and R&D expenses, as well as the write-off of inventory.

       LIQUIDITY AND CAPITAL RESOURCES. During the six month period ended June 30, 1997, the Company's operations were funded by cash on hand and accounts payable. Accordingly, working capital decreased to a deficit of $278,000 at 6/30/97 from working capital of $1,390,000 at 12/31/96. In addition, common stock increased modestly due to the exercise of options and conversion of warrants.

      Effective July 1, 1997 and August 1, 1997, the Company's bank line of credit was reduced to $500,000 and $250,000 respectively. The line of credit expires on September 30, 1997. Management is attempting to secure additional sources of funding. Management believes it will maintain short-term liquidity through the remainder of 1997 by procuring additional financing, continued management of accounts payable, and enhanced receivable collection. However, there can be no assurance that the Company will be able to obtain additional funding on satisfactory terms, or at all. In the longer term, liquidity is dependent upon returning to profitable operations that generate adequate cash flow to meet current obligations on a timely basis. To that end, significant expense reductions have been enacted, including a reduction in personnel, as well as changes in pricing and distributor agreements in order to improve gross margins.

PART II     OTHER INFORMATION

ITEM 5

1. Ronald B. Thomas was elected President, Chief Executive Officer and a director of the Company effective June 27, 1997.

2. S. Albert D. Hanser resigned as Chief Executive Officer, effective June 27, 1997.

3.  T.J. Carter resigned as President, effective June 27, 1997.

4. Cheryl Olseth resigned as Vice President-Marketing and Sales, effective June 6, 1997.

5. Patricia M. Fischer resigned as Vice President-Operations, effective July 18, 1997.

6. M. Claire Canavan resigned as Vice President and Chief Financial Officer, effective September 12, 1997.

7. Fidelity Bank of Edina reduced the Company's line of credit to $250,000 as of August 1, 1997. The most recent extension of the line of credit will expire on September 30, 1997.

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