Form 10KSB/A
period 1997-03-31
ASTROCOM CORP
filed 1997-11-18
CIK 215155

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

SELLING AND ADMINISTRATIVE EXPENSES increased by 34% from $1,274,000 in 1995 to $1,711,000 in 1996.  A combination of increased sales and marketing expenditures and additions to management accounted for the increases.

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

RESTATEMENT

Subsequent to December 31, 1996, the Company determined that its December 31,

1996 inventories were overstated, and accordingly has restated its 1996 financial statements.  The restatement resulted in a decrease in inventories and an increase of the previously reported cost of products sold, net loss and accumulated deficit by $218,000.  In addition, the Company has determined that certain common stock issuances during 1996 were incorrectly recorded.  The resulting restatement increased the previously reported net loss by $138,000 but had no impact on shareholders' equity.  As a result of the above adjust-

ments, the net loss per common share has been increased from $(.16) to $(.22).

                      As reported   Inventory        Stock         As restated
                                    Adjustment     Adjustment
Loss applicable to   $(1,064,000)   $(218,000)     $(138,000)      $(1,420,000)
   common stock
Net loss per               $(.16)                                        $(.22)
   common share

LIQUIDITY AND RESOURCES

During 1996 the Company financed its operations through a combination of sources:  a private placement of equity securities, usage of a bank line of credit and short-term notes to certain shareholders.  The Company raised

$3,096,000 in net proceeds from the sale of common stock in 1996.  Sources and uses of cash from operations were approximately neutral.

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

                                       /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 6, 1997, except as to Notes 12 and 13 as to which the date is November 14, 1997.


                    Astrocom Corporation

                        Balance Sheet

                      December 31, 1996

                         (Restated)

Assets
Current assets:
Cash                                               $       979,000
Accounts receivable, less allowance of $15,000             594,000
Inventories                                                695,000
Prepaid expenses                                            32,000
Total current assets                                     2,300,000

Buildings, machinery, and equipment:
Buildings                                                    5,000
Machinery and equipment                                  1,243,000
Office furniture and fixtures                              830,000
Total buildings, machinery and equipment                 2,078,000
Accumulated depreciation                                (1,638,000)
                                                           440,000

Demonstration, sample and repair inventory                  55,000
Other assets                                                11,000

Total assets                                            $2,806,000

Liabilities and shareholders' equity

Current liabilities:
Notes payable to bank                              $       444,000
Accounts payable                                           367,000
Accrued expenses                                            69,000
Current portion of lease settlement costs                   30,000
Total current liabilities                                  910,000

Lease settlement costs                                      62,000

Long-term debt                                               1,000

Shareholders' equity:
Preferred stock, $1.00 par value:
  Authorized share - 5,000,000
  Issued and outstanding shares - 200,000                  200,000
Common stock, $.10 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares - 9,863,829                986,000
Additional paid-in capital                               6,537,000
Accumulated deficit                                     (5,890,000)
Total shareholders' equity                               1,833,000
Total liabilities and shareholders' equity              $2,806,000


See accompanying notes.

                    Astrocom Corporation

                  Statements of Operations



                                       Year ended December 31
                                           1996         1995
                                       (Restated)
Net sales                              $ 3,287,000  $ 3,178,000
Cost of products sold                    2,455,000    2,037,000
Write-off of inventory                                  398,000
Gross profit                               832,000      743,000

Selling and administrative expenses      1,712,000    1,274,000
Research and development expenses          445,000      442,000
Operating expenses                       2,157,000    1,716,000

Operating loss                          (1,325,000)    (973,000)

Other income (expense):
Interest income                             11,000
Interest expense                           (97,000)    (112,000)
Net loss                                (1,411,000)  (1,085,000)

Less preferred stock dividends               9,000
Loss applicable to common stock        $(1,420,000) $(1,085,000)

Net loss per common share              $    (.22)   $    (.21)
Weighted average number of common
shares outstanding                       6,296,494    5,053,995


See accompanying notes.

PAGE

                              Astrocom Corporation

                  Statements of Shareholders' Equity (Deficit)

                                                                       Additional
                               Preferred       Common  Stock              Paid-In           Accumulated
                                 Stock        Shares       Amount         Capital       Deficit       Total
Balance, December 31, 1994      $         $4,854,773    $ 486,000     $ 3,433,000 $ (3,385,000)  $  534,000
 Issuance of common stock for
    retirement plan                           14,013        1,000           4,000                     5,000
 Issuance of common stock                    756,666       76,000         151,000                   227,000
 Issuance of common stock for
    debt conversion and
    settlement of litigation                 314,000       31,000          53,000                    84,000
 Issuance of common stock for
    services                                  30,000        3,000          15,000                    18,000
 Issuance of common stock for
    Directors' fees                           45,000        4,000           4,000                     8,000
 Exercise of stock options                     1,250
 Net loss                                                                           (1,085,00)   (1,085,000)
Balance, December 31, 1995                 6,015,702      601,000       3,660,000   (4,470,000)    (209,000)
 Issuance of common stock, net of
    offering costs of $455,000             3,501,000      350,000       2,696,000                 3,046,000
 Issuance of preferred stock for
    debt conversion              200,000                                                            200,000
 Issuance of common stock for
    retirement plan                            3,961                        8,000                     8,000
 Issuance of common stock                     66,666        7,000          43,000                    50,000
 Issuance of common stock in
    connection with the
    exercise of warrants                     231,500       23,000          77,000                   100,000
 Issuance of common stock for
    Directors' fees                           45,000        5,000          53,000                    58,000
    Dividends on preferred stock                                                        (9,000)      (9,000)
 Net loss                                                                           (1,411,000)  (1,411,000)
 Balance, December 31, 1996     $200,000   9,863,829     $986,000      $6,537,000  $(5,890,000)  $1,833,000
    (Restated)

See accompanying notes.

PAGE

                  Astrocom Corporation

                  Statements of Cash Flows



                                                     Year ended
                                                     December 31
                                                 1996         1995
                                                (Restated)
Cash flows from operating activities
Net loss                                     $(1,411,000)  $(1,085,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                135,000       146,000
    Issuance of stock to directors and            66,000        49,000
       employees
   Changes in assets and liabilities:
       Accounts receivable                        22,000      (148,000)
       Inventories                              (408,000)      447,000
       Prepaid expenses                          (18,000)        1,000
       Demonstration, sample and repair
          inventory                               (2,000)       (2,000)
       Other assets                               (2,000)       (1,000)
       Accounts payable                         (237,000)      278,000
       Accrued expenses                            3,000        29,000
Net cash used in operating activities         (1,852,000)     (286,000)

Cash flows from investing activities
Purchases of equipment                          (206,000)      (80,000)
Net cash used in investing activities           (206,000)      (80,000)

Cash flows from financing activities
Proceeds from sale of stock                    3,096,000       227,000
Cash received from exercise of warrants          100,000
Dividends paid                                    (9,000)
Net proceeds on revolving credit agreement                     122,000
Proceeds from notes payable                                     90,000
Payments on notes payable and capital
   lease obligations                            (231,000)
Net cash provided by financing activities      2,956,000       439,000

Increase in cash                                 898,000        73,000
Cash at beginning of year                         81,000         8,000
Cash at end of year                         $    979,000    $   81,000

Supplemental cash flow information
Conversion of subordinated debt into
   preferred stock                         $     200,000

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1996         1995
Pro forma loss applicable to common shares    $(1,483,000)  $(1,108,000)
Pro forma loss per common share                     $(.24)        $(.22)


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

Warrants

The Company has granted warrants for the purchase of shares of the Company's common stock to directors and certain debt and equity holders. The warrants are fully vested upon issuance and expire in varying amounts through 2002. Information with respect to warrants granted as of December 31, 1996 and 1995 is summarized as follows:

                                                           Warrant
                                            Shares         Price Per
                                                           Share
Outstanding at December 31, 1994          1,091,070    $.30 to $1.00
  Granted                                   202,000        .50
Outstanding at December 31, 1995          1,293,070     .30 to $1.00
  Granted                                 4,153,335     .88 to $1.88
  Canceled
  Exercised                                (231,500)    .38 to   .50
Balance, December 31, 1996                5,214,905    $.30 to $1.88


Of the warrants  granted  during  1996,  3,501,000   are
redeemable warrants sold as part of the private placement of common stock units (see Note 5).

7. Income Taxes

Deferred  tax  assets  and  liabilities  consisted  of   the
following:

                                                  1996       1995
Net operating loss carryforwards             $3,708,000    $3,064,000
Tax credit carryforwards                        130,000       130,000
Inventory                                        14,000        48,000
Other                                            51,000        39,000
Deferred tax assets                           3,903,000     3,281,000
Depreciation                                     73,000        65,000
Deferred tax liability                           73,000        65,000
                                               3,830,00     3,216,000

Less valuation allowance                     (3,830,000)   (3,216,000)
Net deferred tax assets                      $        0    $        0


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

In addition, the Company has determined that certain common stock issuances during 1996 were incorrectly recorded. The resulting restatement increased the previously reported net loss by $138,000, but had no impact on shareholders' equity.

As a result of the above adjustments, the net loss per common share has been increased from $(.16) to $(.22).

                     As reported    Inventory       Stock      As restated
                                    Adjustment    Adjustment
Loss applicable to  $(1,064,000)    $(218,000)    $(138,000)  $(1,420,000)
   common stock
Net loss per              $(.16)                                    $(.22)
   common share

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

PART III

ITEM 13.  EXHIBITS

                        Exhibit 23


Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement
(Form S-8 No. 299184) pertaining to the 1988 Incentive Stock Option Plan of our report dated March 6, 1997, except as to Notes 12 and 13 as to which the date is November 14, 1997, with respect to the financial statements incorporated by reference in this Annual Report on Form 10-KSB/A of Astrocom Corporation for the year ended December 31, 1996.

      /s/ Ernst & Young LLP


Minneapolis, Minnesota
November 14, 1997

                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 14, 1997                    ASTROCOM CORPORATION
                                               (Registrant)


                                      By:Ronald B. Thomas
                                         Ronald B. Thomas,
                                         Chief Executive Officer