Form 10QSB
period 1997-09-30
ASTROCOM CORP
filed 1997-11-18
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended September 30, 1997, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,099,601

PART 1.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                              Quarter Ended Sep 30,     Nine Months Ended Sep 30
                               1997      1996            1997     1996
Net Sales                $1,038,000     $  802,000    $2,508,000   $2,454,000
Cost of Products Sold       783,000        519,000     2,134,000    1,570,000
Inventory Writeoff                0                      329,000

Gross Profit                255,000        283,000        45,000      884,000

Operating Expenses:
   Sales & Administration   333,000        351,000     1,396,000      970,000
   Research & Development   114,000         79,000       572,000      259,000

Total Operating Expenses    447,000        430,000     1,968,000    1,229,000

Operating Loss             (192,000)      (147,000)   (1,923,000)    (345,000)

Non-Operating (Income) & Expenses
   Interest Expense          30,000         29,000        43,000       95,000
   Other                    (48,000)             0       (19,000)           0
Total Non-Operating
 Income & Expenses          (18,000)        29,000        24,000       95,000

Net Loss Before Taxes      (174,000)      (176,000)   (1,947,000)    (440,000)
Taxes                             0              0         1,000              0

Net Loss                 $ (174,000)     $(176,000)  $(1,948,000)    (440,000)

Preferred Stock Dividend      3,000          3,000         9,000        6,000
Net Loss Applicable to
   Common Shareholder      (177,000)      (179,000)   (1,957,000)    (446,000)

Net Loss per
   Common share          $ (    .02)     $(    .02)  $  (    .20)  $  (   .07)

Shares used in
 computation              10,093,862      7,058,798     9,991,776    6,380,796



                           ASTROCOM CORPORATION
                              BALANCE SHEETS
                               (UNAUDITED)

                                                  Sep 30           Dec 31,
                                                    1997             1996


ASSETS

CURRENT ASSETS
Cash                                            $   181,000        $ 979,000
Accounts receivable, less allowance                 606,000          594,000
Inventories                                         441,000          695,000
Prepaid expenses                                     22,000           32,000
  TOTAL CURRENT ASSETS                            1,250,000        2,300,000

Property & Equipment
   Property & Equipment                           2,116,000        2,078,000
   Accumulated Depreciation                      (1,704,000)      (1,638,000)
Net Property & Equipment                            412,000          440,000

OTHER ASSETS                                              0           66,000

TOTAL ASSETS                                    $ 1,662,000       $2,806,000


                                                  June 30        December 31,
                                                    1997             1996

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes Payable-Bank                           $   128,000       $  444,000
   Convertible Note Payable (Net of Discount)       361,000                0
   Accounts Payable                                 792,000          367,000
   Accrued Expenses                                 104,000           69,000
   Dividends Payable                                  5,000                0
   Current Maturities of Lease Settlement Costs      13,000           30,000

         TOTAL CURRENT LIABILITIES                1,403,000          910,000

Long-Term Debt
   Lease-Settlement Costs                            65,000           62,000
   Other Long-Term Debt                                   0            1,000

         TOTAL LONG-TERM DEBT                        65,000           63,000

Stockholders' Equity
   Preferred Stock                                  200,000          200,000
   Common Stock                                   1,009,000          986,000
   Additional Paid-In Capital                     6,833,000        6,537,000
   Retained Earnings                             (7,848,000)      (5,890,000)
Total Stockholders' Equity                          194,000        1,833,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,662,000       $2,806,000


                           ASTROCOM CORPORATION
                         STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  Nine Months Ended Sep 30,
                                                          1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                   $(1,948,000)  $  (440,000)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation                                       68,000        94,000
      Amortization of Discount on Convertible Debt       16,000             0
      Bad Debt Expense                                   25,000             0
      Reserve for Inventory Obsolescence                 47,000             0
      Net Gain on Sale of Assets                        (18,000)            0
	Professional Fees Paid in Warrants and Stock       54,000             0
      (Incr) Decr in Accounts Receivable                (36,000)      174,000
      (Incr) Decr in Inventories and Prepaid Expenses   217,000      (399,000)
      (Incr) Decr in Other Assets                        66,000        (3,000)
      (Decr) Incr in Accounts Payable and Accrued
             Expenses                                   459,000      (277,000)
Net Cash Provided (Used) in Operating Activities     (1,050,000)     (851,000)

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of Assets                                        50,000            0
   Purchases of equipment                               (72,000)     (122,000)
Net Cash Provided (Used) in Investing Activities        (22,000)     (122,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Payments on Revolving Credit Agreement          (316,000)     (206,000)
   Proceeds from Convertible Debt                       510,000             0
   Payments on Lease Obligations                        (14,000)       (8,000)
   Proceeds (Payments) on Other Long Term Debt           (1,000)       26,000
   Proceeds from Exercise of Warrants and Options        99,000             0
   Proceeds from Sale of Stock                                0     2,878,000
   Dividends Paid                                        (4,000)            0
Cash Provided (Used) by Financing Activities            274,000     2,690,000

Net Increase (Decrease) in Cash                        (798,000)    1,717,000
Cash at Beginning of Period                             979,000        81,000
Cash at End of Period                                $  181,000   $ 1,798,000


See notes to financial statements.

                           ASTROCOM CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)

1. ACCOUNTING POLICIES

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

2. NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board
(FASB) issued FASB Statement No. 128, "Earnings Per Share." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter and nine months ended September 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

3. BORROWINGS

In September 1997, the Company secured $510,000 from private investors through the issuance of convertible notes payable with interest at 12% due July 31, 1998. The notes are convertible into common stock of the Company at 80% of the average bid and ask price of the common stock on the day preceding conversion. The investors also received 5-year warrants to purchase 1.5 shares of common stock for every dollar loaned at an exercise price of $.50 per share. The warrants and conversion feature were valued and recorded as a debt discount to be amortized over the life of the notes.

The Company's bank line of credit expired on September 30, 1997, and was repaid in full in October. This source of financing was replaced by a factoring and security agreement with Principal Resources, LLC on October
3, 1997. The agreement provides a commitment of up to $1,000,000 under which the Company may assign 80% of eligible accounts receivable at an interest rate of prime plus 2.5% plus a processing fee of 1.5% of the monthly average gross face amount of assigned invoices. The agreement extends through April 3, 1998, and is renewable for successive six month periods.

4. RECLASSIFICATIONS

Certain amounts in the financial statements have been reclassified to conform to the current presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

        NET SALES.   Net sales for the quarter ended September 30, 1997, totaled
$1,038,000, an increase of 29% from $802,000 for the same period of 1996.
Sales were led by the Company's newest product, the Astrocom SP-100, with approximately 45% of gross sales. New products now account for 65% of the Company's sales. Net sales experienced $117,000 in returns as a result of changes to pricing and distributor agreements.

       GROSS PROFIT. At a margin of 25%, gross profit began to rebound in the third quarter, rising from 6% in the second quarter. This trend is a direct result of efforts to raise prices and reduce costs.

       OPERATING EXPENSES. Overall, operating expenses increased by $17,000 or % for the third quarter of 1997 compared with the same quarter of 1996.
Sales and administration expenses decreased by 5% from the same quarter of 1996. Administration expenses included non-recurring charges of $77,000 for outside services associated with recruiting new management and reconstructing prior period financial statements. Research and development expense was 44% higher than the third quarter of last year primarily due to the write-down of a $50,000 intangible asset associated with a software license agreement.

	 OTHER (INCOME) EXPENSE. The Company raised $510,000 of 12% convertible debt financing during the third quarter. Detachable warrants and a favorable conversion feature were included in this financing, so the debt was discounted from the stated rate and will be amortized over the term of the loan.
The Company also sold a software license associated with the intellectual property known as the Port Extender. This resulted in a one-time gain of $50,000.

       NET LOSS. For the third quarter, the Company reduced its net loss slightly to ($174,000) from ($176,000) in the same period of 1996. The smaller loss was due primarily to strong sales of the new T-1 products. This loss would have been substantially smaller without the non-recurring charges associated with the Company's reorganization.

       COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

       NET SALES. Net sales for the nine months ended September 30, 1997, totaled $2,508,000, an increase of 2% from $2,454,000 for the same period of 1996. Solid third quarter sales performance tied to the strong market acceptance of the new T-1 products reversed the declining sales reported earlier in the year.

       GROSS PROFIT. Gross profit before the inventory write-off decreased 58% in the first nine months to $374,000 from $884,000 in the same period of 1996 (15% and 36% of net sales, respectively). The decrease can be attributed to a combination of pricing pressures on the existing product line and higher initial costs in the production of the new product line. Adjustments to pricing and product costs made during the last quarter have had a positive impact on the year to date results.

       In the first quarter of 1997, the Company recorded a $329,000 write down of inventory due to: 1) reserves recorded from loss of a contract and ongoing product changes, and 2) inventory which could not be accounted for due to changes in the Company's accounting system and personnel changes.

       OPERATING EXPENSES. Sales and administration expenses increased 44% to $1,396,000 from $970,000 in the same period last year. Most of this increase was isolated to the first six months of the year when the Company was pursuing marketing activities related to development of a new corporate image and product positioning. Administration expenses increased because of professional fees to recruit new management and consulting expenses related to the implementation of a new integrated management system and reconstruction of prior period financial statements.

       Research and development expenses increased 120% to $571,000 from $259,000 in the same period last year due primarily to increased staff.
A team of experienced networking engineers was added to staff in the fourth quarter of 1996 in order to accelerate the new product development process. R&D expenses were also increased in the first quarter of 1997 by higher spending on product testing, prototype parts, and outside services in connection with the new product introduction. Most of these expenses were eliminated with the reduction in personnel at the end of the second quarter.

       OTHER (INCOME) EXPENSE. Interest expense declined because of reduced levels of borrowing consequent to the equity financing completed in the fourth quarter of 1996. Other income and expenses were associated with gains on the sale of intangible assets and losses on the disposal of equipment.

       NET LOSS. The net loss for the first nine months of 1997 ($1,948,000) was substantially higher than 1996 ($440,000). The greater loss is attributable to the combination of lower gross margin, higher sales, administration and R&D expenses, as well as the write-off of inventory. Most of this loss was isolated to the first six months of the year.

       LIQUIDITY AND CAPITAL RESOURCES. During the nine month period ended September 30, 1997, the Company's operations were funded primarily by cash on hand and accounts payable. Accordingly, net working capital declined to a deficit of $334,000 at 9/30/97 from working capital of $1,390,000 at 12/31/96. In addition, cash from financing activities included $510,000 raised through convertible debt and $99,000 from the exercise of options and conversion of warrants.

      The Company's bank line of credit expired on September 30, 1997. This source of financing was replaced by a factoring and security agreement with Principal Resources, LLC on October 3, 1997. The commitment size is $1,000,000 and the Company may assign 80% of eligible accounts receivable at prime plus 2.5% plus 1.5% of the monthly average gross face amount of assigned invoices. The agreement extends through April 3, 1998, and is renewable for successive six months periods.

	 Management believes it will maintain short-term liquidity through the remainder of 1997 by factoring its accounts receivable, continuing to manage its accounts payable, and enhancing its receivable collection. In the longer term, liquidity is dependent upon returning to profitable operations that generate adequate cash flow to meet current obligations on a timely basis. To that end, significant expense reductions have been enacted, including a reduction in personnel, as well as changes in pricing and distributor agreements in order to improve gross margins.

PART II     OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

1. The Company's line of credit with Fidelity Bank of Edina expired on September 30, 1997, and was repaid in October.

2. The Company entered into a Combined Factoring and Security agreement with Principal Resources, LLC on October 3, 1997. The commitment size is $1,000,000, and the company may assign 80% of eligible accounts receivable at prime plus 2.5% plus 1.5% of the monthly average gross face amount of assigned invoices. The agreement extends through April 3, 1998, and is renewable for successive six month periods.

3. The Company elected Ronald B. Thomas as Secretary-Treasurer on October 13, 1997, and Sarah B. Fjelstul as Assistant Secretary on October 22, 1997.

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