Form 10KSB
ASTROCOM CORP
filed 1998-04-01
CIK 215155

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                             FORM 10-KSB

               Annual Report Under Section 13 or 15(d) of
                  the Securities Exchange Act of 1934

For the fiscal year ended                               Commission file
December 31, 1997                                       number O-8482

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $3,646,000.

As of March 13, 1998, the aggregate market value of the voting stock held by non-affiliates was $6,915,188, computed by reference to the average of the bid and asked prices on such date, as reported in the over-the-counter market.

As of March 13, 1998, there were outstanding 10,538,180 shares of the registrant's common stock, par value $.10 per share, and 200,000 shares of the registrant's preferred stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual report to shareholders for the year ended December 31, 1997, are incorporated by reference into Part II.

     Portions of the proxy statement for the annual meeting of shareholders to be held on May 28, 1998, are incorporated by reference into Part III.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

     (a)  GENERAL.

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

Registrant's products are backed by 2-year, 5-year and lifetime warranties which include its signature Customer Service program which provides 7 days a week, 24 hours a day toll-free technical support and overnight replacement of failed units.

     Registrant's customers include telephone companies, Internet Service

Providers (ISPs), corporate and institutional end-users, integrators and distributors. Registrant is also an original equipment manufacturer (OEM) for a computer products catalog. Two purchasers of registrant's products each accounted for more than 10% of registrant's total net revenues during 1997.

     The sales activities for registrant's electronic products are carried on by a combination of manufacturers representative firms, system integrators,

value added resellers (VARs) and distributors.  In addition to channel sales,

registrant's sales force pursues direct business with sizable service providers and end-user accounts.  Registrant provides marketing support through participation in selected industry trade shows, through a comprehensive corporate web site, through direct mail campaigns and through cooperative marketing activities with distributors.

     MANUFACTURING.  In 1997, registrant subcontracted over 95% of its manufacturing operations to outside organizations specializing in manufacturing.  Registrant believes that there are several outside organizations who could provide the specialized manufacturing services required by registrant.

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

     BACKLOGS AND TURN-OVER.  The backlog of unfilled orders for electronic products as of March 13, 1998, was approximately $109,000, as compared to approximately $160,000 on March 14, 1997. Registrant normally fills its orders for electronic products within ten days after receipt. Accordingly, the backlog figure is not indicative of future sales.  There is no significant seasonal aspect to the backlog for electronic products.

     GOVERNMENT SALES.  Registrant has for several years sold and leased electronic products to various United States government agencies. Revenues received from such sales and leases are currently nominal.

     COMPETITION.  The business of registrant is highly competitive.  Price competition and service are the most significant features of the market in which registrant competes. Registrant competes on a nationwide basis with many other firms. Almost all of its competitors are larger and financially stronger than registrant. Management believes that registrant accounts for only a very small portion of the respective national and local markets.

     RESEARCH AND DEVELOPMENT.  Registrant spent $445,000 in 1996 and $560,000 in 1997 for research and development.

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

     EMPLOYEES.  As of March 13, 1998, registrant had a total of 14 employees.

No employees are currently represented by labor organizations and there are no collective bargaining agreements. Registrant provides paid holidays and vacations. In addition, registrant provides and partially funds group medical and dental insurance.

     SALE OF SUBSIDIARY AND LEASE SETTLEMENT COSTS.  On May 29, 1990, a

wholly-owned subsidiary of registrant sold its business and substantially all its assets to Visi-Tour Vision, Inc. (subsequently renamed Circuit Board One,

Inc.). As a result of that transaction, all of the subsidiary's right, title and interest in a real estate lease and various equipment leases were assigned to Circuit Board One, Inc., but registrant remained contingently liable to the respective lessors in the event of default by Circuit Board One, Inc. Circuit

Board One, Inc. ceased operations on October 8, 1992.

     The real estate lease assigned to Circuit Board One, Inc. covered a 29,867 square foot office, manufacturing and warehouse facility at 4300 Peavey Road,

Chaska, Minnesota. Registrant's guaranty of the lease remained in effect after the assignment to Circuit Board One, Inc.  After Circuit Board One, Inc. ceased operations, the landlord asserted a claim against registrant. This matter was settled during 1993, and the landlord and the registrant agreed upon a settlement payment schedule. Registrant continues to make payments pursuant to such payment schedule. See Notes to Financial Statements.

     TRANSACTIONS WITH HANROW FINANCIAL GROUP, LTD., HANROW CAPITAL FUND FIVE AND HANROW CAPITAL FUND X

     A.  Hanrow Financial Group, Ltd./Hanrow Capital Fund Five.   On March 15,

1991, registrant delivered to Hanrow Capital Fund Five, a Minnesota limited partnership, a certificate for 654,545 shares of common stock in exchange for payment of 360,000. On April 5, 1991, in exchange for payment of an additional

$360,000, registrant delivered to Hanrow Capital Fund Five a five year

Subordinated Note bearing interest at 16% per annum and secured by a second security position in all assets of registrant, and a Warrant enabling Hanrow

Financial Group, Ltd. to purchase 180,000 shares of the common stock of registrant at $1.00 per share.

     On April 5, 1992, the Subordinated Note was reduced by $60,000 in exchange for 200,000 shares of common stock. Registrant also issued a Warrant enabling

Hanrow Capital Fund Five to purchase 50,000 shares of the common stock of registrant at $.35 per share for a period of five years and the interest rate on the remaining $300,000 subordinated debt balance was reduced to 13%.  On

March 31, 1997, Hanrow Capital Fund Five exercised its Warrant and purchased

50,000 shares of the common stock of registrant.

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

     On June 16, 1993, registrant issued a Warrant enabling Hanrow Financial

Group, Ltd. to purchase 50,000 shares of the common stock of registrant at $.30 per share for a period of five years. Registrant delivered the Warrant in consideration of financial and management advisory services provided to registrant by Hanrow Financial Group, Ltd.

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

     C.  Covenants.  A March 15, 1991 Agreement and related Security Agreement entered into between registrant and Hanrow Financial Group, Ltd. ("Investor")

contained various covenants relating to registrant's operations and financial condition. From time to time in 1992, 1993, 1994 and 1995, registrant was in violation of several of these covenants. Investor waived registrant's breach of certain covenants for the periods ending December 31, 1991, 1992, 1993, 1994 and

1995.  No waiver letter was requested for the periods ending December 31, 1996 or December 31, 1997.

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

     PRIVATE PLACEMENT.  On August 28, 1997, and September 17, 1997, registrant accepted subscription agreements covering an aggregate $510,000 loaned to registrant by 17 accredited investors, and authorized the issuance of

Subordinated Convertible Promissory Notes and five-year Warrants to such investors.  The Notes bear interest at 12% per annum and mature on July 31,

1998.  The Warrants provide for the issuance of an aggregate 765,000 shares of common stock, at $.50 per share.

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

March 13, 1998, registrant had paid approximately $171,000 pursuant to the agreement, none of which was paid during 1997. The cleanup was completed on

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

1973. The matter has been reported to the Minnesota Pollution Control Agency

(MPCA) which has made a preliminary assessment, conducted a followup site investigation and included the site on Minnesota's permanent list of priorities.  Registrant will continue to monitor the site testing required by the MPCA.  Registrant believes that any costs or liabilities that it may incur in connection with the proceedings before the MPCA or any lawsuit commenced by MPCA or the present owner will not have a material effect on the financial condition of registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

     None.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information regarding Market and Dividend Data included in registrant's annual report to shareholders for the year ended December 31,

1997, is incorporated herein by reference.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results

of Operations included in registrant's annual report to shareholders for the year ended December 31, 1997, are incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements included in registrant's annual report to shareholders for the year ended December 31, 1997, are incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

     No disagreements with accountants have occurred within the two-year period ended December 31, 1997, which required reporting on Form 8-K.

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

          3(vii) Amendment to Restated Articles of Incorporation of registrant approved by shareholders at December 20, 1996 meeting [incorporated by reference to Exhibit 3(vii)
                 to Form 10-KSB for the year ended December 31, 1996
                 (File 0-8482)].

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

          10(xi) Sublease Agreement between registrant and Rutzick-Sheehy Office Center, dated August 16, 1993 [incorporated by reference to Exhibit 10(xiv) to Form 10-KSB Report for the year ended December 31, 1993 (File O-8482)].

          10(xii) Amendment to Lease between registrant and Summer Business Center Partnership, dated February 21, 1995 [incorporated by reference to Exhibit 10(xxi) to Form 10-KSB Report for the year ended December 31, 1994 (File O-8482)].

         10(xiii)  Subordinated Convertible Promissory Note and Warrant, dated
                 8/28/97 or September 17, 1997

         10(xiv)  Combined Account Factoring and Security Agreement between registrant and Principal Resources, LLC, dated October 13,
                 1997

         10(xv)  Warrant issued to Ronald B. Thomas, dated July 2, 1997.

          13        Registrant's 1997 Annual Report to Shareholders.

          23        Consent of Independent Auditors.

     (b)  Reports on Form 8-K filed in the fourth quarter of 1997:

          None.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ASTROCOM CORPORATION


                              By: s/ Ronald B. Thomas
                                  Ronald B. Thomas, President

Dated: March 26, 1998.

                              By: s/ Ronald B. Thomas
                                  Ronald B. Thomas, Principal
                                  Financial Officer and Principal
                                  Accounting Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons, constituting a majority of the Board of Directors, on behalf of the registrant and in the capacities and on the dates indicated.

                                        Date

s/ S. Albert D. Hanser                  March 26, 1998
S. Albert D. Hanser, Director

s/ Dennis E. Evans                      March 26, 1998
Dennis E. Evans, Director

s/ Roger V. Stageberg                   March 26, 1998
Roger V. Stageberg, Director

s/ Douglas M. Pihl                      March 26, 1998
Douglas M. Pihl, Director

s/ Ronald B. Thomas               March 26, 1998
Ronald B. Thomas, Director

Exhibit 10(xiii)    Subordinated Convertible Promissory Note and Warrant, dated
                 8/28/97 or September 17, 1997

Exhibit 10(xiv) Combined Account Factoring and Security Agreement between registrant and Principal Resources, LLC, dated October 13, 1997

Exhibit 10(xv)   Warrant issued to Ronald B. Thomas, dated July 2, 1997

Exhibit 13          Registrant's 1997 Annual Report to Shareholders

Exhibit 23          Consent of Independent Public Accountants

                        Exhibit 10(xiii)

            SUBORDINATED CONVERTIBLE PROMISSORY NOTE
                           AND WARRANT

            SUBORDINATED CONVERTIBLE PROMISSORY NOTE

                                           Minneapolis, Minnesota
                                                  _________, 1997

     FOR VALUE RECEIVED, Astrocom Corporation (the "Company") promises to pay to the order of ______________________________ or any permitted successor or assign (the "Lender"), at ____________________________________ or any other place subsequently designated by the holder hereof, in lawful money of the United States of America, the principal sum of ________________________________ Dollars, or so much thereof as may have been advanced to or for the benefit of the undersigned and remains unpaid from time to time, together with interest thereon (calculated on the basis of actual days elapsed in a 365-day year) at an annual rate of twelve (12%) percent.

     Maturity Date. If not sooner paid in accordance with the terms hereof, the principal balance hereunder, together with all unpaid interest accrued thereon, shall be due and payable, in full, on July 31, 1998 (hereinafter called "Maturity Date").

     Conversion. The Lender has the right, at any time prior to the payment in full of this Note, to convert the principal amount of this Note and accrued interest into common stock of the Company, as such shares shall be constituted at the date of conversion, at a conversion price per share equal to 80% of the average of the bid and asked prices for one share of common stock at the close of business on the day preceding the date of conversion.

     Conversion of this Note shall be made by surrender hereof by the Lender to the Company at its principal office with a request for conversion of a designated amount, and such conversion shall be deemed to have been effected upon such surrender. The Company shall thereafter promptly issue certificates for the number of shares of common stock into which such amount of this Note shall have been converted. The Lender shall be deemed to be the record owner of such shares as of the close of business on the date of such conversion. The Lender shall not be entitled to receive a fractional share of common stock, but in lieu thereof the Company shall pay in cash an amount equal to the value of such fractional share on the date of such conversion. The Company shall thereupon cancel this Note, and, in the event that less than the entire amount hereof is so converted, shall issue a new Note for the balance not so converted.

     Transferability. This Note, and the shares of common stock issuable upon conversion hereof, may not be sold, transferred, assigned or hypothecated unless
(i) a registration statement under the Securities Act of 1933, as amended, relating thereto is in effect and this Note or the shares of common stock are sold in accordance with such registration, (ii) such transfer is exempt from the registration requirements of such Act and an opinion of counsel satisfactory to the Company to such effect is obtained, (iii) a "no action letter" has been received from the Securities and Exchange Commission (the "Commission") to the effect that the distribution of this Note or the shares of common stock without registration will not result in a recommendation by the staff of the Commission that such Act has been violated, or (iv) by will or pursuant to the laws of descent and distribution. If this Note, or the shares of common stock issuable upon conversion hereof, are transferred, any assignee or transferee of this Note or the shares of common stock, by acceptance thereof, represents and warrants that the acquisition of this Note or the shares of common stock is for investment and without any view to the distribution thereof and that, except with respect to any permitted assignment, such assignee has no intention of selling or otherwise transferring this Note or the shares of common stock.

     Restrictions on Conversion and Transferability. The holder of this Note, by acceptance hereof, agrees to give written notice to the Company before conversion of this Note or assigning or transferring this Note, or assigning or transferring any shares of common stock issued upon the conversion hereof, of such holder's intention to do so, describing briefly the timing of any proposed conversion and the manner of any proposed assignment or transfer. If, in the opinion of counsel to the Company, the proposed conversion, assignment or transfer may be effected without registration or qualification under federal or state law, the Company shall notify such holder, whereupon such holder shall be entitled to convert this Note or assign or transfer this Note or the shares of common stock, all in accordance with the terms of the notice delivered by such holder to the Company. If, in the opinion of such counsel, the proposed conversion or assignment or transfer described in the written notice given pursuant to this paragraph may not be effected without registration or qualification of this Note or the shares of common stock issued on conversion thereof, the Company shall promptly give written notice to such effect to the holder thereof and the Company shall have no obligation to complete such conversion or assignment or transfer.

     Acceleration of Maturity. Upon the occurrence of any of the following events the Lender may, at its option, demand immediate repayment in full of the indebtedness evidenced by this Note:

          (1) The Company shall fail to make any payment when due hereunder and said failure shall continue for ten days after Lender gives written notice thereof to the undersigned.

          (2) The default by the Company on its payment obligations under any agreement under which the Company is indebted (notice of which will be promptly given to the Lender).

          (3) The Company makes an assignment for the benefit of creditors, or the Company applies for or consents to the appointment of a trustee or receiver for the Company.

          (4) A trustee or receiver is appointed for the Company or for the major part of its property and the order of such appointment is not discharged, vacated or stayed within 90 days after such appointment.

          (5) Bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings, or other proceedings for relief under any bankruptcy or similar law or laws for the relief of debtors, are instituted by or against the Company and, if instituted against the Company are consented to or, if contested by the Company, are not dismissed by the adverse parties or by an order, decree or judgment within 90 days after such institution.

     Payments. Interest shall be accrued commencing on the date hereof and continuing thereafter until the Maturity Date, on which date the entire unpaid principal balance and unpaid accrued interest shall be due and payable in full.

     Prepayment.  The Company may prepay this Note at any time without penalty.

     Subordination. This Note is subordinate in right only to claims of Senior Lenders. For purposes of this Note, "Senior Lenders" shall mean the holders of security interests presently effective against the assets of the Company, but excluding, specifically, Hanrow Capital Fund Five, a Minnesota limited partnership, Hanrow Financial Group, Ltd. and the successors and assigns of each of them.

     Waiver of Notices; Collection Costs. Except as provided in the paragraph of this Note entitled "Acceleration of Maturity", the Company waives demand, presentment for payment, notice of dishonor, protest and notice of protest and, in the event of default hereunder, the Company agrees to pay, on demand, all costs of collection, including reasonable attorneys' fees.

     Amendment. No amendment, modification or waiver of any provision of this Note shall be effective unless the same shall be in writing and signed by the Company and the holder hereof.

     No Waiver. Failure or delay of the Lender to enforce any provision of this Note shall not be deemed a waiver of any such provision, and the Lender shall not be prevented from enforcing any such provision at a later time. Any waiver by the Lender of any provision hereof must be expressed and must be in a writing signed by the Lender. Any such waiver shall be effective only in a specific instance and for the specific purpose for which it was given.

     Cumulative Remedies. The remedies provided in this Note are cumulative and not exclusive of any remedies provided by law.

     Governing Law; Severability. The terms of this Note shall be governed by and construed in accordance with the laws of the State of Minnesota. Any term hereof which is deemed unenforceable shall not affect the enforceability of any other term hereof.

                                   ASTROCOM CORPORATION


                                   By      /s/ Ronald B. Thomas
                                   Its President
                                   2700 Summer Street N.E.
                                   Minneapolis, MN 55413-2820


     THE SECURITIES REPRESENTED BY THIS NOTE HAVE NOT BEEN REGISTERED UNDER EITHER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, OFFERED, PLEDGED OR OTHERWISE DISTRIBUTED FOR VALUE UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT AND SUCH LAWS COVERING SUCH SECURITIES, OR THE COMPANY RECEIVES AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY STATING THAT SUCH SALE, TRANSFER, ASSIGNMENT, OFFER, PLEDGE OR OTHER DISTRIBUTION FOR VALUE IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT AND SUCH LAWS.

              WARRANT FOR PURCHASE OF COMMON STOCK
                               OF
                      ASTROCOM CORPORATION
                    (A Minnesota Corporation)

                          ______ shares


     This certifies that _______________________________________________________
(hereinafter the "holder"), is entitled to purchase from Astrocom Corporation (hereinafter the "Company") ______ fully paid and nonassessable shares of Common Stock of the Company, par value $.10 per share, pursuant to the terms and conditions hereinafter set forth, at the price of $.50 per share.

     1. The rights represented by this Warrant may be exercised at any time from the date hereof through July 31, 2002 by the holder hereof, in whole or in part (but not as to a fractional share of Common Stock), by the surrender of this Warrant at the principal office of the Company and upon payment to the Company by certified check or bank draft of the purchase price for such shares as set forth above. The holder shall also execute and deliver such agreements and representations concerning the holder's intention not to distribute the Common Stock so obtained and such other matters as the Company may reasonably request in order to permit issuance of the shares of Common Stock pursuant to exemptions from registration under federal and state laws, provided, however, that the unavailability of any such exemption shall not affect the Company's obligation to issue shares of its Common Stock pursuant hereto. Upon any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to the holder hereof within a reasonable time, not exceeding fifteen (15) days, and, unless this Warrant has expired, a new Warrant representing the number of shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such time.

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

     3. In the event that the Company shall, at any time prior to the expiration date of this Warrant and prior to the exercise hereof: (a) declare or pay to the holders of the Common Stock a dividend payable in any kind of shares of stock of the Company; or (b)

THIS WARRANT IS SUBJECT TO THE TERMS OF THE LEGEND SET FORTH ON THE LAST PAGE HEREOF.

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

     6. This Warrant shall not be transferable by the holder, other than pursuant to registration under federal and state securities laws or an exemption from such registration, the availability of which shall be reasonably determined by the Company, and then only: (a) to members of the immediate family of the holder or trusts for the benefit of the immediate family of the holder; (b) as provided in paragraph 7 below; or (c) if the holder is a corporation, partnership or other business entity, to the owners or affiliates thereof.

     7. In the event of the death of the holder prior to the expiration date of this Warrant, and prior to its exercise, this Warrant shall be exercisable until the expiration date of this Warrant, but only by the executors or administrators of the estate of the holder or by the persons to whom the holder's rights shall pass by the holder's Will, or the laws of descent and distribution.

     8. This Warrant is being executed and delivered in the State of Minnesota, and this Warrant shall be construed in accordance with the laws of such State.

     9. This Warrant shall expire and be void unless exercised on or before July 31, 2002.

     WITNESS the signature of the Company's duly authorized officer as of the ____ day of ______, 1997.


                         ASTROCOM CORPORATION


                         By      /s/ Ronald B. Thomas
                              Its President


THE WARRANT REPRESENTED BY THIS CERTIFICATE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 ("THE ACT") OR UNDER APPLICABLE STATE LAWS. THE WARRANT MAY NOT BE SOLD, TRANSFERRED, PLEDGED, OR HYPOTHECATED EXCEPT AS PROVIDED ABOVE AND NO TRANSFER OF IT WILL BE MADE BY THE CORPORATION OR ITS TRANSFER AGENT IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT FOR THE WARRANT UNDER THE ACT, AS AMENDED, A "NO ACTION" LETTER OF THE SECURITIES AND EXCHANGE COMMISSION, OR AN OPINION OF COUNSEL ACCEPTABLE TO THE CORPORATION THAT SUCH REGISTRATION IS NOT REQUIRED. FURTHERMORE THE WARRANT MAY NOT BE SOLD, TRANSFERRED, PLEDGED, OR HYPOTHECATED EXCEPT AS PROVIDED ABOVE AND NO TRANSFER OF IT WILL BE MADE BY THE CORPORATION OR ITS TRANSFER AGENT IN THE ABSENCE OF AN OPINION OF COUNSEL ACCEPTABLE TO THE CORPORATION THAT SUCH TRANSFER DOES NOT REQUIRE COMPLIANCE WITH APPLICABLE STATE LAW OR THAT SUCH COMPLIANCE HAS BEEN EFFECTED.

       Exhibit 10(xiv)

                        COMBINED ACCOUNT FACTORING AND SECURITY
        AGREEMENT WITH PRINCIPAL FINANCIAL RESOURCES, LLC

        COMBINED ACCOUNT FACTORING AND SECURITY AGREEMENT

This Agreement entered into as of October 3, 1997, by and among Astrocom Corporation (herein called "Client"), a Minnesota corporation, whose address is 2700 Summer Street NE, Minneapolis, Minnesota 55413-2820, and Principal Resources, LLC (herein called "Factor"), a Minnesota corporation, whose address is 5217 Wayzata Boulevard, Suite 120, Minneapolis, MN 55416. In consideration of the mutual covenants set forth herein, Client and Factor agree as follows:

                               I.  DEFINITIONS

"Account" means the right to payment for goods sold or leased, and delivered, or services rendered, which is not evidenced by an instrument or chattel paper, whether or not it has been earned by performance, but does not include any Account arising out of sales or leases to any subsidiary, parent or affiliated entity of Client.

"Affiliate" means, with respect to the Client, any person which directly or indirectly controls, is controlled by, or is under common control with the Client. The Client shall be deemed to control another person if the Client owns directly or indirectly 5% or more of any class of voting stock of the controlled person or possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the controlled person, whether through ownership of stock by contract or otherwise. In addition, the Client's Affiliates shall include the Client's officer, directors, joint venturers and partners and any person controlled by any such officer, director, joint venturer partner.

"Collateral" means all of the property, real or personal, tangible or intangible, given as security pursuant to Section 7.01 hereof for the obligations of Client under this agreement.

"Credit Problem" means a Customer is unable to pay its debts because of insolvency, the dissolution, termination of existence, or business failure of the Customer, the voluntary filing of a petition of bankruptcy, or the commencement of any proceeding under the Bankruptcy Code or any other bankruptcy or insolvency laws by or against Customer such that payment on the Account is or will be impaired.

"Customer" means Client's customer or the account debtor.

"Customer Dispute" means any claim by a Customer against Client, valid or invalid, now existing or hereafter arising (including but not limited to a claim for credit or refund due to a return of goods which gave rise to an Account), that may reduce the amount collectible from Customer by Factor. The foregoing notwithstanding, a dispute with a Customer involving both a Customer Dispute and a Credit Problem shall be deemed a Customer Dispute.

"Daily Rate" means the amount per diem equal to 2.5% over the Reference Rate per annum times the Part Payment, as set forth in Section 2.06 below, for each day an Account assigned herein remains unpaid.

"Eligible Amount" means the difference between the gross amount of the Account and any partial payments under the Account if less than the gross face amount, and any trade or cash discounts, credits or allowances, or any adjustments to the Account taken by the Customer.

"Insolvent" means, with respect to any person or entity, that such person's or entity's liabilities exceed such person's or entity's assets and/or such person or entity is not generally paying its debts as they become due.

"Reference Rate" means the rate of interest from time to time publicly announced by First Bank National Association as its "Reference Rate" or "Base Rate".

              II.  PURCHASE OF ACCOUNTS RECEIVABLE

2.01 Assignment/Purchase. Client hereby assigns to Factor as absolute owner with recourse all Accounts approved and deemed acceptable by Factor, now or hereafter created by Client's credit sales to Customers, and represented by Client to be bona fide existing obligations of its Customers arising out of, and acquired by it, in the ordinary course of its business, which Accounts are or will be due and owing to Client without defense, offset or counterclaim.

2.02 Factor's Discretion. Factor shall purchase only such Accounts hereunder as Factor may select and approve in its sole and absolute discretion. Factor shall not have any liability to Client or any of Client's Customers for Factor's failure or refusal to purchase an Account.

2.03 Assignment Documents. Client will provide Factor with an assignment of Account, in a form(s) satisfactory to Factor (including any notices or assignment as may be required by Factor), together with the original invoice or a true copy of each invoice and/or statement, as may be specified by Factor, including evidence of shipment, or other instruments or papers that Factor may require.

2.04 Stamping. At Factor's request, Client will place a sticker on, or stamp, each original invoice being sent to Factor, indicating that the Account has been sold to Factor and that payment must be made directly to Factor. Said stickers or stamp will be supplied to Client by Factor.

2.05 Notification. Client agrees to provide Factor a sufficient number of Notice of Assignment of Account forms, in a form satisfactory to Factor, signed by authorized representative of Client, which may, at Factor's sole discretion, be distributed by Factor to each Customer whose Account is assigned and sold to Factor by Client. If Factor so requires, it shall be Client's obligation to ensure that the Notice of Assignment of Accounts form be duly executed by an authorized representative of the Customer and returned to Factor.

2.06 Part Payment. Upon approval and acceptance by Factor of an Account, Client shall be entitled to part payment of the Account in an amount not exceeding 80% (eighty percent) of the Eligible Amount.

2.07 Processing Fee. For each Account approved and accepted by Factor hereunder, Factor shall receive from Client and Client shall be obligated to pay to Factor a processing fee equal to 1.50% (one and fifty hundredths percent) of the monthly average Eligible Amount(s).

2.08 Purchase Price. The purchase price of each Account shall be equal to 98.50% (ninety-eight and fifty hundredths percent) of the Eligible amount; the purchase price will be reduced in accordance by the Daily Rate beginning as of the date that Factor makes part payment as to each Account and continuing for each day thereafter that such Account remains unpaid (the "Purchase Price").

2.09 Collected Reserve. Upon collection by Factor of an Account purchased by Factor, Factor may hold in reserve account the difference between the Part Payment and the Purchase Price ("Collected Reserve"). The Collected Reserve may be held by Factor as security against charge-backs or any other obligations of Client to Factor and may be applied by Factor against such charge-backs or other obligations. The Collected Reserve is not due and payable to Client until any and all of Client's obligations to Factor are fully paid and/or satisfied.

2.10 Return of Collected Reserve. Factor will return to Client the balance of the Collected Reserve every Wednesday as of the previous Friday only if, in Factor's sole and absolute discretion, Factor has determined that Client has complied with all of the terms and conditions of this Agreement, that no events of default as defined in Article VIII below have occurred and Client acknowledges to Factor that there are no offsets or claims against or customer disputes relating to any Account purchased by Factor. However, if the Collected Reserve as a deficit balance at any time, Client shall be obligated to immediately pay to Factor the amount of such deficit.

2.11 Customer Disputes. Upon the occurrence of any Customer dispute, whether valid or invalid, Client will immediately pay to Factor, on the Account purchased by Factor subject to the Customer Dispute, the amount of any Part Payment made on the Account by Factor plus the Factor's Discount. Further, notwithstanding the payment obligation set forth herein, Factor may, in addition to any other remedies available to Factor under this Agreement, immediately charge-back the Account purchased by Factor, which is subject to the Customer Dispute, to Client and provide notice thereof to Client. Any such charge-back Account shall be subject to Factor's security interest therein. Client shall notify Factor immediately of any disputes between Customer and Client. Factor may, but is not obligated to settle any Customer Dispute directly with Customer. Such settlement does not relieve Client of final responsibility for payment of any such Account purchased by Factor.

2.12 Client's Obligation. Until all Accounts purchased by Factor are paid or declared in Factor's own judgment to be uncollectible due to a Credit Problem, and the Client has met with the requirements of paragraph 2.05 of this Agreement, the amount paid for the Account together with the Factor's Discount shall be and remain an obligation of Client to Factor.

         III.  WARRANTIES AND REPRESENTATIONS OF CLIENT

     In order to induce Factor to enter into this Agreement, and with full knowledge that the truth and accuracy of the warranties and representations set forth in this Agreement are being relied upon by Factor, since time is of the essence, and a substantial delay could be caused by a complete credit investigation of each Customer, Client warrants and represents to Factor now, and during the term of this Agreement, that:

3.01 Client Organization; Etc.  Client:

     (a) is duly organized, validly existing and in good standing under the laws of the State of Minnesota;

     (b) has the power and authority to own its properties and carry on its business as it is now being conducted, and is to be conducted following consummation of the transactions contemplated by this Agreement;

     (c) is qualified to do business in every jurisdiction where such qualification is necessary;

     (d) is duly authorized to conduct such business under the name of Astrocom Corporation and such trade name has been properly registered as required by the laws of the State of Minnesota; and

     (e) has the power to execute and deliver this Agreement and to execute and deliver to Factor any and all documents required to be executed and delivered hereunder.

3.02 Customer Solvency. To the best knowledge of Client, no Customer of Client whose Accounts are to be assigned to purchase by Factor, is insolvent.

3.03 Title to Assets. Client has good title to all inventory and Accounts, free and clear of all mortgages, liens and encumbrances, covenants or restrictions.

3.04 Validity of Accounts; Etc. Each Account offered for sale to Factor: (a) is an accurate and undisputed (without claim of offset, defense or counterclaim) statement of indebtedness by Customer to Client, for a sum certain, which is due and payable within thirty days or less, or within such time as is agreed to, in writing, by Factor and Client; and (b) arises out of a bona fide absolute sale, delivery and acceptance of goods (not on consignment, or on approval, or on hold basis, or subject to any other contingency), or rendition of service by Client to Customer, made in the ordinary course of Client's business.

3.05 Title to Accounts; Etc. None of the Accounts being sold to Factor have heretofore been sold or assigned to any person, firm or corporation, nor has any security interest in such Accounts been granted to any person, firm or corporation, or are owed by a Customer who is one of Client's Affiliates.

3.06 No Contravening Agreements. There are no agreements, verbal or written, between Client and Customer, or any other party, which would prohibit the sale of the Customer Account by Client to Factor.

3.07 Authorization, Etc. The execution and performance by Client of the terns and provisions of this Agreement and the execution and delivery of any other documents required to be executed and delivered hereunder have been duly authorized by all requisite company action, and neither the execution and performance of this Agreement or any other documents required to be delivered hereunder, will violate any provision of law, any order of any court or other agency of government, the articles of incorporation or agreement of partnership, if any, of Client, or any indenture, agreement or other instrument to which Client is a party, or by which Client is bound, or be in conflict with, result in breach of, or constitute (with due notice or lapse of time or both) a default under, or result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the property or assets of Client pursuant to, any such indenture, agreement or instrument, except as provided in this Agreement.

3.08 No Litigation. There is no action, suit or proceeding at law or in equity or by or before any governmental instrumentality or other agency now pending or, to the knowledge of Client, threatened against or affecting Client which, if adversely determined, would have a material adverse effect on the business, operations, properties, assets or condition, financial or otherwise, of Client.

3.09 No Adverse Agreements. Client is not a party to any material agreement or instrument or subject to any restriction adversely affecting its business, properties or assets, operations or condition, financial or otherwise. Client is not in default in the performance, observance or fulfillment of any of the material agreements or instruments to which it is a party.

3.10 No Adverse Event. Except as disclosed in writing to Factor, there is no fact known to Client which materially adversely affects the business, operations, affairs or condition of Client or any of its properties.

3.11 Taxes. Client has filed all tax returns required by law to be filed and has paid all taxes, assessments and other governmental charges levied upon its properties, assets and income, other than those not yet delinquent. There are no unpaid assessments for additional taxes or any basis therefor.

3.12 Compliance With Laws. Client is in full compliance with all state and federal laws relating to the conduct of its business.

        IV.  CONDITIONS TO FACTOR'S OBLIGATIONS HEREUNDER

4.01 Conditions Precedent. The obligations of Factor to perform its obligations hereunder is subject to the conditions precedent that the representations and warranties set forth in Article III hereof shall be true and correct on and as of the date hereof, and on the date each Account is offered to Factor for sale pursuant to this Agreement; and no Event of Default as specified in Article VIII hereof, nor any event which upon notice or lapse of time or both would constitute such an Event of Default, shall have occurred and be continuing; and each offer of an Account for sale to Factor shall constitute a certification to such effect as of the date of such offer.

               V. AFFIRMATIVE COVENANTS BY CLIENT

     Client covenants and agrees that, from the date hereof and until termination of this Agreement and performance of all of Client's obligations hereunder, Client will, unless otherwise agreed to in writing by Factor:

5.01 Inspection of Records. Promptly, from time to time, permit Factor to inspect its books and records, at reasonable business hours, and to make copies of abstracts thereof, and furnish such other information regarding its operations, assets, business affairs and financial condition, as Factor may request.

5.02 Notices.  Promptly notify Factor of:

     (a) any developments which would materially adversely affect the business of Client, its properties or affairs or the ability of Client to perform its obligations under this Agreement, or any other documents delivered in connection herewith;

     (b) any material adverse change in Client's condition, financial or otherwise;

     (c)  of the occurrence of any Event of Default by Client as defined in
          Article VIII hereof, and of the occurrence of any event which upon notice or lapse of time, or both, would constitute such an Event of Default; or

     (d)  any change of address of Client.

5.03 Taxes. Pay all taxes or fees in relation to the Accounts, goods sold or services rendered, giving rise to the Accounts.

5.04 Factor's Property. Immediately turn over to Factor and, until doing so, hold in trust and safekeeping separate and apart from Client's other property and as the sole and separate property of Factor any payment on an Account purchased by Factor whenever any such payment, whether case, check (payable to Client, Factor or both), money order or other form of payment, comes into Client's possession, and all goods giving rise to Accounts purchased by Factor which are returned or rejected by, or repossessed from Customer(s).

5.05 Book Entries. Upon the sale of any of its Accounts to Factor, Client will immediately make proper entries on its books and records disclosing the sale of such Accounts to Factor.

5.06 Reimbursement of Expenses; Etc. Reimburse the Factor for its reasonable expenses, fees and disbursements (including without limitation, reasonable attorneys' fees and legal expenses and wire transfer fees), incurred in connection with the preparation or administration of this Agreement or any other document relating hereto or the Factor's enforcement of the obligations of the Client under this Agreement or any other such document, whether or not suit is commenced, which attorneys' fees and legal expenses shall include, but not be limited to, any attorneys' fees and legal expenses incurred in connection with any appeal of a lower court's judgment or order. The Factor is hereby authorized to charge from time to time against any reserve account (including, without limitation, the Collected Reserve) established by the Factor pursuant to this Agreement any obligation of Client to Factor hereunder when due.

5.08 Reporting to Factor. Client shall provide the financial information to Factor as follows:

     (a) Client's year end audit reports shall be delivered by Client within 120 days of Client's respective year ends during the term of this Agreement;

     (b) Client's monthly financial statements, including Client's accounts receivable aging and account payable aging, shall be delivered by Client by the 30th day of the month immediately following the month end to which the financial statements relate.

5.09 Insurance. Maintain insurance of such types and in such amounts as are maintained by companies of similar size engaged in the same or similar businesses; provided, however, that each policy insuring any collateral securing any and all obligations of Client shall name Factor as the loss payee.

                     VI.  NEGATIVE COVENANTS

     Client covenants and agrees that, until termination of this Agreement and performance by Client of all of its obligations hereunder, unless Factor shall otherwise consent in writing, it will not directly or indirectly:

6.01 No Liens. Create, incur, assume or suffer to exist any pledge, lien, charge or other encumbrance of any nature whatsoever on any of its Accounts or inventory, now or hereafter owned.

6.02 No Sale of Assets; Etc. Sell, lease, transfer or otherwise dispose of any of its business, except in the ordinary course of its business.

6.03 No Interference With Factor's Rights. Interfere in any fashion or under any circumstances with any of Factor's right under this Agreement.

6.04 No Other Sale of Accounts. Factor or sell its Accounts except to Factor during the term of this Agreement.

6.05 No Change of Account Terms. Change or modify the terms of the original Account with Customer.

6.06 No Pledge of Factor's Credit. Pledge the credit of Factor to any person or entity for any purpose whatsoever.

6.07 No Alternations of Payment Schedule.  Alter any Customer payment schedule.

                     VII.  SECURITY INTEREST

7.01 Grant of Securing Interest. As a further inducement for Factor to enter into this Agreement, Client hereby grants to Factor, as security for the repayment of any and all of Client's obligations hereunder, a security interest in all of Client's accounts and all inventory, equipment, instruments, documents, contract rights, chattel paper, general intangibles and the proceeds thereof (including any insurance proceeds) now or hereafter owned by Client, or in which Client now or hereafter may have any rights, wherever situated and whenever acquired.

                         VIII.  DEFAULTS

8.01 Events of Default. Upon the occurrence of any of the following events (each of which is herein sometimes called an "Event of Default"):

     (a) If Client shall fail to pay any of its obligations to Factor when due;

     (b) If Client confesses inability to continue performance in accordance with this Agreement;

     (c) If any representation or warranty made herein or in any report, assignment, certificate, financial statement or other instrument furnished in connection with this Agreement, shall prove to be false or misleading in any material respect;

     (d) If Client shall fail to perform any covenant, condition or agreement contained herein;

     (e) If Client or any other person liable in whole or in part for payment or performance of the obligations contained herein shall (i) apply for or consent to appointment of a receiver, trustee, custodian or liquidator of it or any of its property; (ii) admit in writing its inability to pay its debts as they mature, (iii) make a general assignment for the benefit of creditors; (iv) be adjudicated bankrupt or insolvent or be the subject of an order for relief under Title 7 or 11 of the United States Code or (v) file a voluntary petition in bankruptcy, or a petition or an answer seeking reorganization or an arrangement with creditors or to take advantage of any bankruptcy, reorganization, insolvency, readjustment of debt, dissolution or liquidation law or statute, or an answer admitting the material allegation of a petition filed against it in any proceeding under any such law, or if a corporate action shall be taken for the purpose of effecting any of the foregoing;

     (f) If any order, judgment or decree shall be entered, without the application, approval or consent of Client by any court of competent jurisdiction, approving a petition seeking reorganization of Client or appointing a receiver trustee, custodian or liquidator of Client, or of all or a substantial part of the assets of Client;

     (g) If there occurs any attachment on any deposits or other property of Client in the hands or possession of Factor;

     (h) If any "default" (however defined) shall occur under any guaranty of Client's obligations hereunder;

then, and in every such Event of Default and at any time thereafter during the continuance of such event, Factor may take any one or more of the following actions; (i) charge back to Client all outstanding Accounts and declare all obligations secured hereby immediately due and payable; (ii) enforce the security interest given hereunder pursuant to the Uniform Commercial Code or any other law; (iii) enforce the security interest given hereunder pursuant to the Uniform Commercial Code or any other law; (iii) require Client to assemble the Collateral and the records pertaining to the Accounts and make them available to Factor at a place designated by Factor; (iv) enter the premises of Client and take possession of the Collateral and of the records pertaining to the Accounts and any other Collateral; (v) grant extensions, compromise claims and settle the Accounts for less than the face value, and without prior notice to Client; (vi) use, in connection with any assembly or disposition of the Collateral, a trademark, trade name, copyright, patent right or technical process used or utilized by Client without payment of any license fee or royalty to Client;
(vii) retain any surplus realized to cover Client's obligations to Factor and hold Client liable for any deficiency as provided in the Uniform Commercial Code; (viii) offset any funds held by Factor in any reserve account for obligations of Client to Factor, including but not limited to legal fees or other costs associated with the collection of Accounts, or pursue any other remedy at law or equity which Factor may have.

                       IX.  MISCELLANEOUS

9.01 Survival of Agreement; Etc. This Agreement and all covenants, agreements, representations and warranties made herein, shall survive the purchase by Factor of the Accounts hereunder, and shall continue in full force and effect, so long as Client shall have any obligations to Factor hereunder. Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the heirs, personal representatives, legal representatives, successors and assigns of such parties; and all covenants, promises and agreements in this Agreement contained, by or on behalf of Client, shall inure to the benefit of the successors and assigns of Factor.

9.02 Factor's Property. Once Factor has purchased an Account, payment on such Account by Customer is the sole property of Factor.

9.03 Appointment of Attorney-in-Fact. In order to carry out this Agreement and avoid unnecessary notification to Customers, Client irrevocably appoints Factor, or any person designated by Factor, its special attorney-in-fact or agent, with power to:

     (a) Delete Client's address on all invoices and statements mailed to Customers and to substitute in its place Factor's address;

     (b) Receive, open and dispose of all mail addressed to Client or to Client's trade name at Factor's address;

     (c) Endorse the name of Client or Client's trade name on any checks or other evidences of payment that may come into the possession of Factor with respect to any Collateral;

     (d) In Client's name, or otherwise, to demand, sue for, collect, receive and give acquittance for any and all monies due or to become due on Accounts purchased by Factor;

     (e) To settle, compromise, compound, prosecute or defend any action or proceeding with respect to said Accounts;

     (f) To extend the time of payment of any or all of the Accounts purchased by Factor and to make any allowances and other adjustments with reference thereto;

     (g) Offer discounts to Client's Customer exclusive of Client's normal business custom with said Customer where necessary to affect collection; and

     (h) To do any and all things necessary and proper to carry out the purpose of this Agreement. The authority granted pursuant to this power of attorney shall continue in full force and effect until all Accounts purchased by Factor have been paid in full.

9.04 Open Items. Should Factor receive a double payment on an Account or other payment which is not identified, Factor shall carry such sums as open items and shall return to Client or Customer upon proper notification.

9.05 Indemnifications of Factor. Client shall hold Factor harmless against any Customer ill will arising from Factor's collecting or attempting to collect any Account.

9.06 Term of Agreement. This Agreement shall continue in full force and effect until April 3, 1998 ("Initial Termination Date"). Factor may terminate this Agreement at any time. Absent termination of this Agreement by Factor, or as provided elsewhere in this Agreement, this Agreement shall automatically and continually renew for successive periods of six months (each such period referred to as a "Renewal Period") from the Initial Termination Date or the end of a Renewal Period unless, Client, no less than thirty (30) days prior to the Initial Termination Date or the expiration of a Renewal Period: (a) gives Factor written notice to terminate this Agreement; and (b) pays Factor as liquidated damages an amount equal to the Monthly Minimum as set forth in
Section 9.07 for each month or part of a month between the stated termination date and the Initial Termination Date or end of a Renewal Period, whichever is applicable.

9.07 Monthly Minimum. Client agrees to generate a minimum of fees to Factor in the amount of $2,000.00 per month during the term of this Agreement (such minimum fees to be referred to as the "Monthly Minimum"). Should Factor not receive the Monthly Minimum or for any month during the term of this Agreement, Client agrees to remit immediately to Factor the difference between the Monthly Minimum and the fees actually generated through factoring for such month. Remittance of the difference to Factor shall be made as follows: by Factor's deducting the difference from Client's Assignment and Schedule of Accounts, Reserve Release and/or any collateral securing Client's obligations to Factor, or by Client's direct payment to Factor of such difference.

9.08 Survival of Security Interest; Etc. After termination of this Agreement, Client shall remain fully responsible to Factor for any Accounts purchased before such termination and Factor's security interest shall survive such termination until all of Client's obligations hereunder shall have been fully paid and/or satisfied.

9.09 Binding Effect; Etc. This Agreement shall inure to the benefit of and be binding upon the heirs, executors, administrators, successors and assigns of the parties hereto.

9.10 Rights and Remedies. No failure on the part of Factor to exercise, and no delay in exercising, and no course of dealing with respect to, any right, power or remedy under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise by Factor of any right, power or remedy under this Agreement preclude any other right, power or remedy. The remedies in this Agreement are cumulative and are not exclusive of any other remedies provided by law.

9.11 Governing Law. This Agreement shall be construed in accordance with and governed by the laws of the State of Minnesota. Unless otherwise defined herein, or unless the context otherwise requires, all terms used herein which are defined in the Minnesota Uniform Commercial Code have the meanings therein stated.

9.12 Consent to Jurisdiction; Etc. Client hereby consents to the jurisdiction of the courts of the State of Minnesota and the United States District Court for the District of Minnesota for the purpose of any suit, action or other proceeding arising out of any of its obligations hereunder or with respect to the transactions contemplated hereby, and expressly waives any and all objections it may have as to venue in any of such courts. CLIENT AND FACTOR ALSO WAIVE TRIAL BY JURY IN ANY ACTION BROUGHT ON OR WITH RESPECT TO THIS AGREEMENT.

9.13 Factor's Customer Notification Rights; Etc. Factor may in its sole discretion give notice of assignment to any and all Customers of Client and collect Accounts directly from such Customers.

9.14 Notices. All notices and communications hereunder shall be given or made to the parties at their respective addresses set forth in the first paragraph of this Agreement, or at such other address as the addressee may hereafter specify for the purpose by written notice to the other party hereto. Such notices and other communications will be effectively given only if and when given in writing and delivered at the address set forth herein or duly deposited in the mails with first-class postage prepaid, or delivered to a telegraph company with all charges prepaid, addressed as aforesaid.

9.15 Separability. If any provision hereof is held invalid, illegal or unenforceable in any jurisdiction, for any reason whatsoever, the other provisions hereof shall remain in full force and effect in such jurisdiction and to that end provisions hereof are declared to be severable and the remaining provisions shall be liberally construed in favor of Factor.

9.16 Headings. The various headings of this Agreement are inserted for convenience only and shall not affect the meaning or interpretation of this Agreement or any provision hereof.

IN WITNESS WHEREOF, this Agreement has been executed by the parties hereto all as of the day and year first above written.

PRINCIPAL RESOURCES, LLC                ASTROCOM CORPORATION

By  _______________________        By  ______________________
Its  ______________________        Its ______________________

                                        By _______________________
                                        Its ______________________

                         Exhibit 10(xv)

      WARRANT ISSUED TO RONALD B. THOMAS DATED JULY 2, 1997


              WARRANT FOR PURCHASE OF COMMON STOCK
                               OF
                      ASTROCOM CORPORATION
                    (A Minnesota Corporation)

                        2,892,403 shares


     This certifies that Ronald B. Thomas (hereinafter the "Holder"), is entitled to purchase from Astrocom Corporation (hereinafter the "Company") 2,892,403 fully paid and nonassessable shares of Common Stock of the Company, par value $.10 per share, pursuant to the terms and conditions hereinafter set forth, at the price of $.47 per share.

     1.   The rights represented by this Warrant shall vest as follows:

          (a)  No shares may be purchased prior to January 2, 1998.

          (b) The right to purchase 964,134 shares may be exercised at any time from January 2, 1998 through July 1, 2007, in whole or in part, but only if Holder has remained an employee of the Company, without a break in service, during the period July 2, 1997 through January 1, 1998.

          (c) The right to purchase 964,134 shares may be exercised at any time from July 2, 1998 through July 1, 2007, in whole or in part, but only if Holder has remained an employee of the Company, without a break in service, during the period July 2, 1997 through July 1, 1998.

          (d) The right to purchase 964,135 shares may be exercised at any time from July 2, 1999 through July 1, 2007, in whole or in part, but only if Holder has remained an employee of the Company, without a break in service, during the period July 2, 1997 through July 1, 1999.

Provided, however, that in the event that Holder has remained an employee of the Company, without a break in service, during the period July 2, 1997 through January 1, 1998, the right to purchase the 964,134 shares otherwise becoming exercisable pursuant to subparagraph (c) above shall become exercisable on such earlier date, if any, on which any one of the benchmarks set forth below has been achieved, and the right to purchase the 964,135 shares otherwise becoming exercisable pursuant to subparagraph (d) above shall become exercisable on such earlier date, if any, on which any two of the benchmarks set forth below have been achieved:


THIS WARRANT IS SUBJECT TO THE TERMS OF THE LEGEND SET FORTH ON THE LAST PAGE HEREOF.


               The Company sells its Port Extender technology for $200,000 or more.

               The Company receives an equity investment or bridge loans, with a term of at least nine months, in the aggregate amount of $500,000.

               The Company has two consecutive months of at least break-even performance.

               The Company has $900,000 in revenue for a calendar quarter.

               The Company has $5,000,000 in revenue for a period of twelve consecutive months.

               The Company has net income during a period of twelve consecutive months.

               The Company receives ISO 9000 certification.

     The rights represented by this Warrant may be exercised, when vested as provided above, by the surrender of this Warrant at the principal office of the Company and upon payment to the Company by certified check or bank draft of the purchase price for the shares to be purchased. Holder shall also execute and deliver such agreements and representations concerning Holder's intention not to distribute the Common Stock so obtained and such other matters as the Company may reasonably request in order to permit issuance of the shares of Common Stock pursuant to exemptions from registration under federal and state laws, provided, however, that the unavailability of any such exemption shall not affect the Company's obligation to issue shares of its Common Stock pursuant hereto. Upon any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to Holder within a reasonable time, not exceeding fifteen days, and, unless this Warrant has expired, a new Warrant representing the number of shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to Holder within such time.

     2. (a) If at any time the Company receives a written request therefor from Holder with respect to shares of Common Stock issued pursuant to this Warrant not theretofore registered under the Securities Act of 1933 (the "Act"), the Company shall prepare and file a Registration Statement on Form S-3 (or any successor form subsequently promulgated by the Securities and Exchange Commission as a replacement for Form S-3) under the Act covering the shares which are the subject of such request and shall use its best efforts to cause such Registration Statement to become effective. The Company shall be obligated to prepare, file and cause to become effective one Registration Statement on Form S-3 pursuant to this subparagraph 2(a). In the event that Holder determines for any reason not to proceed with the registration at any time before the Registration Statement has been declared effective by the Securities and Exchange Commission, and Holder requests the Company to withdraw such Registration Statement (if theretofore filed), and such Registration
Statement is withdrawn with respect to the shares covered thereby, and Holder agrees to bear his own expenses incurred in connection therewith and to reimburse the Company for the expenses incurred by it attributable to the registration of such shares, then Holder shall not be deemed to have exercised his right to require the Company to register shares pursuant to this subparagraph 2(a).

          (b) If at any time the Company shall determine to proceed with the actual preparation and filing of a Registration Statement under the Act in connection with the proposed offer and sale for money of any of its securities by it or any of its securityholders, the Company shall give written notice to Holder, and upon the written request of Holder given within 30 days after receipt of such notice from the Company, the Company will, except as herein provided, cause all shares of Common Stock issued to Holder pursuant to the exercise of this Warrant to be included in such Registration Statement, to the extent requested by Holder in writing within said 30-day period; provided, however, that the Company shall not be required to give notice or include any shares of Common Stock in such registration if the proposed registration is of an employees' stock option, stock purchase or compensation plan and the shares of Common Stock held by Holder cannot be included in the registration form appropriate thereto, or if the securities are proposed to be issued in exchange for securities or assets or in connection with a merger with or acquisition of another corporation. If any registration pursuant to this section shall be underwritten in whole or in part, the Company may require that Holder's shares requested for inclusion pursuant to this section be included in the underwriting on the same terms and conditions as the securities otherwise being sold through the underwriters; and if in the good faith judgment of the managing underwriter of such public offering the inclusion of all of Holder's shares covered by the request of Holder for registration under this section would reduce the number of shares to be offered by the Company (or the prospective seller of the shares to be registered, if other than the Company) or interfere with the successful marketing of the shares to be offered by the Company (or the prospective seller of the shares to be registered, if other than the Company), the number of shares of Holder otherwise to be included in the underwritten public offering under this section may be eliminated or reduced.

          (c) With respect to any registration pursuant to subparagraphs 2(a) or 2(b) above, the Company shall bear the following fees, costs and expenses:
All registration, filing and NASD fees, printing expenses, fees and disbursements of counsel and accountants for the Company, fees and disbursements of counsel for the underwriter or underwriters of such securities (if required by such underwriter or underwriters), all internal Company expenses, the premiums or other costs of all policies of insurance against liability arising out of the public offering, and all legal fees and disbursements and other expenses of complying with state securities laws. Underwriting discounts and commissions and transfer taxes for the shares sold by Holder and any other expenses incurred by Holder not expressly included above shall be borne by Holder.

     3. The Company covenants and agrees that all shares which may be issued upon the exercise of the rights represented by this Warrant will, upon issuance, be fully paid and nonassessable and free from all taxes, liens, and charges with respect to the issuance thereof. The Company further covenants and agrees that during the period within which the rights represented by this Warrant may be exercised, the Company will at all times have authorized and reserved for the purpose of issuance upon the exercise of the subscription rights evidenced by this Warrant, a sufficient number of shares of its Common Stock to provide for the exercise of the rights represented by this Warrant.

     4. In the event that the Company shall, at any time prior to the expiration date of this Warrant and prior to the exercise hereof: (a) declare or pay to the holders of the Common Stock a dividend payable in any kind of shares of stock of the Company; or (b) change or divide or otherwise reclassify its Common Stock into the same or a different number of shares with or without par value, or into shares of any class or classes; or (c) consolidate or merge with, or transfer its property as an entirety or substantially as an entirety to, any other corporation; then, upon the subsequent exercise of this Warrant, Holder shall receive for the exercise, such additional shares of stock of the Company, or such reclassified shares of stock of the Company, or such shares or securities of the Company or any other entity resulting from the occurrence of any such event which he would have been entitled to receive had he exercised this Warrant prior to the happening of any of the foregoing events.

     5. The certificates representing the shares to be issued upon exercise of the rights represented by this Warrant which have not been registered under applicable federal and state laws will bear a legend substantially as follows:

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

By exercise of this Warrant Holder agrees to be bound by the terms of such legend.

     6. This Warrant shall not entitle Holder to any voting rights or other rights as a stockholder of the Company.

     7. This Warrant shall not be transferable by Holder, other than pursuant to registration under federal and state securities laws or an exemption from such registration, the availability of which shall be reasonably determined by the Company, and then only: (a) to members of the immediate family of Holder or trusts for the benefit of the immediate family of Holder; or (b) as provided in paragraph 8 below.

     8. In the event of the death of Holder prior to the expiration date of this Warrant, and prior to its exercise, this Warrant shall be exercisable to the extent provided above until the expiration date of this Warrant, but only by the executors or administrators of the estate of Holder or by the persons to whom Holder's rights shall pass by Holder's Will, or the laws of descent and distribution.

     9. This Warrant is being executed and delivered in the State of Minnesota, and this Warrant shall be construed in accordance with the laws of such State.

     10. This Warrant shall expire and be void unless exercised on or before July 1, 2007.

     WITNESS the signature of the Company's duly authorized officer as of the 2nd day of July, 1997.
                              ASTROCOM CORPORATION

                              By _______________________________________
                              Its Chairman of the Board

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

                            Exhibit 13

                        REGISTRANT'S 1997
                  ANNUAL REPORT TO SHAREHOLDERS































                     2700 Summer Street N.E.
                Minneapolis, Minnesota 55413-2820
                         (612) 378-7800

TO OUR SHAREHOLDERS:

[To be provided at a later date.]

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Astrocom, a public company (O.T.C, ATCC), was incorporated in 1968 to design, manufacture and distribute telecommunication products to serve the short-haul communication market by providing line drivers and other equipment for local area networks (LANs). In 1989 the Company developed high speed digital access communications equipment linking facilities through wide area networks (WANs). Astrocom's CSU/DSUs (Channel Service Unit/Digital Service Unit) function as an interface to high bandwidth telephone company services for such applications as high-speed Internet access, video conferencing, and corporate internetworking. Astrocom multiplexers reduce telecommunications costs by combining up to seven separate paths into a single communication line. Astrocom products are used by Internet service providers, telephone service providers, government and educational entities, private enterprises and others. Astrocom sells its products through a direct sales force, as well as a network of distributors and value-added resellers (VARs). The Company is also an original equipment manufacturer (OEM) for a major computer networking products catalog.

RESULTS OF OPERATIONS

The following table presents selected financial information derived from the Company's statements of operations expressed as a percentage of net sales for the years indicated.

             Percentage of Net Sales for Years Ended December 31,
                            1997      1996        1995
Net Sales                  100.0%    100.0%    100.0%
Cost of Sales              (87.3)    (74.7)    (64.1)
Write-off of Inventory      --        --       (12.5)
Gross Profit                12.7      25.3      23.4
Selling and Administrative (46.1)    (52.1)    (40.1)
Research and Development   (15.4)    (13.5)    (13.9)
Operating Loss             (48.8)    (40.3)    (30.6)
Other Income (Expense)      (3.1)     (2.6)     (3.5)
Net Loss                   (51.9%)   (42.9%)   (34.1%)

1997 COMPARED TO 1996

NET SALES for the year ended December 31, 1997 increased by 11% to $3,646,000 compared to $3,287,000 for the same period ended December 31, 1996. This increase is largely the result of strong market acceptance of the Company's new T-1 products. Products introduced within the last 15 months accounted for 56% of the Company's 1997 sales. Sales were led by the Company's newest product, the Astrocom SP-100, with approximately 43% of period sales.

GROSS PROFIT for the year ended December 31, 1997 was $464,000 compared to $832,000 in 1996 (13% and 25% of net sales, respectively). The decrease can be attributed to a combination of pricing pressures on the older product line and higher initial costs in the production of the new product line. Adjustments to pricing and product costs made during the second half of the year had a positive impact on the final results and should continue to improve in 1998.

In the first quarter of 1997, the Company recorded a $329,000 writedown of inventory due to: 1) reserves recorded from the loss of a contract and ongoing product changes, and 2) inventory which could not be accounted for due to changes in the Company's accounting system and personnel.

SELLING AND ADMINISTRATIVE EXPENSES decreased slightly to $1,681,000 in 1997 from $1,712,000 in 1996. Expenses of $1,082,000 were incurred in the first six months of the year when the Company was pursuing marketing activities related to
development of a new corporate image and product positioning.   Administrative
expenses were high in that six month period because of professional fees to recruit new management and consulting expenses related to the implementation of a new integrated management system and reconstruction of prior period financial statements.

RESEARCH AND DEVELOPMENT EXPENSES increased by 26% to $560,000 in 1997 from $445,000 in 1996. This increase was a direct result of the added personnel expenses when the Company hired a team of experienced networking engineers in the fourth quarter of 1996 in order to accelerate the new product development process. R&D expenses were also increased in the first quarter of 1997 by higher spending on product testing, prototype parts and outside services in connection with the new product introduction. Most of these expenses were eliminated with the reduction in personnel at the end of the second quarter.

OTHER INCOME (EXPENSE) was $(113,000) for the period ending December 31, 1997 compared to $(86,000) for the same period in 1996. The increase can be attributed to the high effective interest rate associated with the bridge financing raised during the third quarter. The Company raised $510,000 of 12% convertible debt. Because the debt is convertible to common stock at a discount from the market price and included detachable warrants, the debt was discounted from its face value and will be accreted over the term of the loan as a non-cash interest expense. Other income and expense reflected gains on the sale of intangible assets and losses on the disposal of equipment.

NET LOSS increased 34% to $(1,891,000) in 1997 from $(1,411,000) in 1996.  The greater loss is attributable to the combination of lower gross margins, the writedown of inventory, higher R&D expenses and the interest associated with the bridge financing. All but $117,000 of this loss was incurred in the first six months of the year.

1996 COMPARED TO 1995

NET SALES for the year ended December 31, 1996 increased 3% to $3,287,000 from $3,178,000 for the same period ended December 31, 1995. This increase in sales was primarily attributable to an increase in sales of the NX-1 product and the introduction of the T-Series product in late 1996.

GROSS PROFIT for the year ended December 31, 1996 declined to $832,000 in 1996 from $1,141,000 (before inventory write-off) in 1995. The gross margin declined to 25% in 1996 from 36% in 1995, because of a combination of competitive pricing pressure and product cost issues related to the new product.

SELLING AND ADMINISTRATIVE EXPENSES increased by 34% to $1,711,000 in 1996 from $1,274,000 in 1995. A combination of increased sales and marketing expenditures and additions to staff accounted for the increases. Sales and marketing efforts were enhanced by the addition of experienced sales personnel, reorganization of the distributor network and increased advertising and promotional activities. Increased administrative expenses stemmed from the addition of a chief operating officer and other senior managers.

RESEARCH AND DEVELOPMENT EXPENSES increased slightly to $445,000 in 1996 from $442,000 in 1995. The Company substantially increased its research and development efforts in the fourth quarter of 1996 by recruiting a team of experienced telecommunications engineers and accelerating development efforts on the new product families, the T-1000 and SP100, which are full-featured T1 and fractional T1 CSU/DSUs.

OTHER INCOME (EXPENSE) decreased 23% to ($86,000) in 1996 from ($112,000) in 1995. Lower interest expense was a result of lower levels of borrowing in the final months of 1996, as a result of the Company's securities offering.

NET LOSS increased 30% to $(1,411,000) in 1996 from $(1,085,000) in 1995.  The net loss increased due to a combination of declining gross margin and the increased operating expenses associated with additional staff and product development and marketing expenses.

LIQUIDITY AND RESOURCES

During 1997 the Company's operations were funded primarily by cash on hand and accounts payable. Accordingly, net working capital declined to $98,000 on December 31, 1997 from $1,423,000 on December 31, 1996. In addition, cash from financing activities included $510,000 raised through convertible debt and detachable warrants, $146,000 from the exercise of options and warrants and $63,000 from a factoring agreement.

The Company's bank line of credit expired on September 30, 1997. This source of financing was replaced by a factoring and security agreement with Principal Resources, LLC on October 3, 1997. The commitment size is $1,000,000 and the Company may assign 80% of eligible accounts receivable at prime plus 2.5% plus 1.5% of the monthly average gross face amount of assigned invoices. The agreement extends through July 3, 1998 and is automatically renewable for successive six month periods unless terminated by Principal Resources, LLC.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses in each of fiscal years 1994 through 1997, depleting most of its available capital. The Company is dependent on returning to profitable operations and future financing activities to continue as a going concern. Management is evaluating financing alternatives; however, there can be no assurance that the Company will be successful in obtaining financing on terms favorable to the Company.

Management believes it will maintain short-term liquidity by factoring its accounts receivable, continuing to manage its accounts payable, and controlling its inventory levels. In the longer term, liquidity is dependent upon returning to profitable operations that generate adequate cash flow to meet current obligations on a timely basis. To that end, significant expense reductions have been enacted, including a reduction in personnel and changes in pricing and distributor agreements in order to improve gross margins.

To address the longer term goals of the Company, management has begun to explore financing alternatives. Proceeds from a private placement of debt or equity will replace the existing bridge financing. Additional funds will be used to grow the business by restarting development activities and pursuing attractive business opportunities as they arise.

Because of uncertainties regarding the achievability of management's plans, no assurance can be given about the Company's ability to continue in existence.
The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from this uncertainty.

YEAR 2000 ISSUES

Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so called "Year 2000" problem or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in "0". The Company has reviewed its products and internal information systems and believes that the costs and effort to address the Year 2000 problem will not be material to its business, financial condition or results of operations.

         Financial Statements

         Astrocom Corporation

         December 31, 1997 and 1996

                    Astrocom Corporation

                    Financial Statements


                 December 31, 1997 and 1996





                          Contents

  Report of Independent Auditors

  Audited Financial Statements

  Balance Sheets
  Statements of Operations
  Statements of Shareholders  Equity (Deficit)
  Statements of Cash Flows
  Notes to Financial Statements

               Report of Independent Auditors


Board of Directors
Astrocom Corporation

We have audited the accompanying balance sheets of Astrocom Corporation as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astrocom Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Astrocom Corporation will continue as a going concern. As more fully described in Note 12 the Company has experienced continued operating losses in each of fiscal years 1994 through 1997, depleting most of its available capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



Minneapolis, Minnesota
February 27, 1998



                    Astrocom Corporation

                        Balance Sheet

                      December 31, 1997

                                                      December 31
                                                      1997      1996
Assets
Current assets:
Cash                                                  $   32,000  $  979,000
Accounts receivable, less allowance of $40,000
in 1997 and $15,000 in 1996                              558,000     594,000
Inventories                                              521,000     728,000
Prepaid expenses                                          45,000      32,000
Total current assets                                   1,156,000   2,333,000

Buildings, machinery, and equipment:
Buildings                                                  5,000       5,000
Machinery and equipment                                1,262,000   1,243,000
Office furniture and fixtures                            854,000     830,000
Total buildings, machinery and equipment               2,121,000   2,078,000
Accumulated depreciation                              (1,730,000) (1,638,000)
                                                         391,000     440,000

Demonstration inventory                                               22,000
Other assets                                               7,000      11,000

Total assets                                          $1,554,000  $2,806,000


Liabilities and shareholders' equity
                                                      December 31
                                                      1997          1996
Current liabilities:
Notes payable to bank                                 $           $  444,000
Short-term notes payable                                 364,000
Accounts payable                                         507,000     367,000
Payable to factor                                         63,000
Accrued expenses                                         112,000      69,000
Current portion of lease settlement costs                 12,000      30,000
Total current liabilities                              1,058,000     910,000

Lease settlement costs                                    68,000      62,000

Long-term debt                                                         1,000

Shareholders' equity:
Preferred stock, $1.00 par value:
  Authorized share - 5,000,000
  Issued and outstanding shares - 200,000                200,000     200,000
Common stock, $.10 par value:
  Authorized shares - 50,000,000
  Issued and outstanding shares -10,464,951
    (9,863,829 in 1996)                                1,046,000   986,000
Additional paid-in capital                             6,975,000   6,537,000
Accumulated deficit                                   (7,793,000) (5,890,000)
Total shareholders' equity                               428,000   1,833,000
Total liabilities and shareholders' equity            $1,554,000  $2,806,000


See accompanying notes.

                    Astrocom Corporation

                  Statements of Operations



                                       Year ended December 31
                                           1997         1996
Net sales                              $ 3,646,000  $ 3,287,000
Cost of products sold                    3,182,000    2,455,000
Gross profit                               464,000      832,000

Selling and administrative expenses      1,681,000    1,712,000
Research and development expenses          560,000      445,000
Operating expenses                       2,241,000    2,157,000

Operating loss                          (1,777,000)  (1,325,000)

Other income (expense):
Interest income                             15,000       11,000
Interest expense                          (147,000)     (97,000)
Other income                                19,000
Net loss before income taxes            (1,890,000)  (1,411,000)

Income taxes                                 1,000
Net loss                                (1,891,000)  (1,411,000)

Less preferred stock dividends              12,000        9,000
Loss applicable to common stock        $(1,903,000) $(1,420,000)

Net loss per common share              $    (.19)   $    (.22)
    basic and diluted
Weighted average number of common
    shares outstanding                  10,050,564    6,296,494


See accompanying notes.

                              Astrocom Corporation

                  Statements of Shareholders' Equity (Deficit)


                                                                             Additional
                                    Prefered        Common  Stock            Paid-In        Accumulated
                                     Stock        Shares       Amount         Capital       Deficit        Total
Balance, December 31, 1995        $            $6,015,702    $ 601,000      $3,660,000   $(4,470,000) $(209,000)
 Issuance of common stock, net of
    offering costs of $455,000                  3,501,000      350,000       2,696,000                3,046,000
 Issuance of preferred stock for
    debt conversion                  200,000                                                            200,000
 Issuance of common stock for
    retirement plan                                 3,961                        8,000                    8,000
 Issuance of common stock                          66,666        7,000          43,000                   50,000
 Exercise of warrants                             231,500       23,000          77,000                  100,000
 Issuance of common stock for
    Directors' fees                                45,000        5,000          53,000                   58,000
 Dividends on preferred stock                                                                 (9,000)    (9,000)
 Net loss                                                                                 (1,411,000)(1,411,000)
Balance, December 31, 1996         $ 200,000   $9,863,829    $ 986,000      $6,537,000   $(5,890,000)(1,833,000)
 Exercise of warrants and stock
    options                                       363,772       36,000         110,000                  146,000
 Beneficial conversion features
    of notes payable and
    related warrants                                                           165,000                  165,000
 Issuance of common stock for
    Director's fees                                43,750        4,000          28,000                   32,000
 Dividends on preferred stock                                                                (12,000)   (12,000)
 Issuance of warrants for services
    provided                                                                    44,000                   44,000
 Issuance of common stock for
    services provided                              86,450        9,000          51,000                   60,000
 Issuance of common stock for
    debt conversion                               107,150       11,000          40,000                   51,000
 Net loss                                                                                 (1,891,000)(1,891,000)

Balance, December 31, 1997         $ 200,000   10,464,951  $1,046,000       $6,975,000   $(7,793,000) $ 428,000


See accompanying notes.

                  Astrocom Corporation

                  Statements of Cash Flows



                                                     Year ended
                                                     December 31
                                                   1997      1996
Cash flows from operating activities
Net loss                                     $(1,891,000)  $(1,411,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                 95,000       135,000
    Amortization of debt discount                 69,000
    Net gains on disposal of equipment           (14,000)
    Issuance of stock to directors and
       employees                                  32,000        66,000
   Interest on debt converted to common stock      1,000
   Professional fees paid in warrants and
       stock                                     104,000
   Changes in assets and liabilities:
       Accounts receivable                        36,000        22,000
       Inventories                               207,000      (408,000)
       Prepaid expenses                          (13,000)      (18,000)
       Other assets                               26,000        (4,000)
       Accounts payable                          140,000      (237,000)
       Accrued expenses                           34,000         3,000
Net cash used in operating activities         (1,174,000)   (1,852,000)

Cash flows from investing activities
Purchases of equipment                           (92,000)     (206,000)
Proceeds from sale of equipment                   60,000
Net cash used in investing activities            (32,000)     (206,000)

Cash flows from financing activities
Proceeds from sale of stock                                  3,096,000
Cash received from exercise of warrants          146,000       100,000
Dividends paid                                    (3,000)       (9,000)
Net proceeds from factoring arrangement           63,000
Proceeds from issuance of convertible debt       510,000
Payments on notes payable and lease
  settlement obligations                        (457,000)     (231,000)
Net cash provided by financing activities        259,000     2,956,000

Decrease in cash                                (947,000)      898,000
Cash at beginning of year                        979,000        81,000
Cash at end of year                         $     32,000    $  979,000

Supplemental cash flow information
Conversion of subordinated debt into
   preferred stock                          $               $  200,000
Conversion of notes payable into common
   stock                                          51,000

See accompanying notes.


1. Nature of Business and Significant Accounting Policies

Nature of Business and Operations

Astrocom Corporation (the Company ) designs, manufactures, and markets advanced digital communications equipment for the data transmission needs of corporations and other large organizations. The principal markets for the Company's products are the United States, Europe and Asia.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123), but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for
1. Nature
of Business and Significant Accounting Policies (continued)

its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Share

In 1997, the Company adopted Financial Accounting Standards Board
Statement No. 128, Earnings Per Share, which replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share exclude the dilutive effect of options, warrants and convertible securities, while diluted earnings per share include such effects. All earnings per share amounts for all periods have been presented to conform with Statement No. 128 requirements and are unchanged from those previously reported. For all years presented, the Company's basic and diluted loss per share are the same because the effects of all options, warrants and convertible securities were antidilutive.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

  2. Inventories

  Inventories consisted of the following:           1997        1996

  Purchased parts, materials and supplies         $328,000   $392,000
  Work in process                                   61,000    107,000
  Finished products                                211,000    264,000
  Less obsolescence reserve                        (79,000)   (35,000)
                                                  $521,000   $728,000

3. Debt

Short-term Notes Payable:

During 1997, the Company borrowed $510,000 through issuance of subordinated convertible promissory notes payable and warrants to purchase 765,000 shares of common stock at $.50 per share. The notes payable bear interest at a rate of 12%, payable at maturity on July 31, 1998. The notes payable are convertible into common stock of the Company at 80% of the quoted stock price on the date of conversion.

The beneficial conversion feature and the warrants were valued and recorded as a discount to the notes payable which is being accreted as interest expense over the term of the notes. Notes for $50,000 plus accrued interest were converted into 107,150 shares during 1997. The carrying value of the notes at December 31, 1997 was $364,000, net of a $96,000 discount.

During 1997 a portion of the proceeds raised from the issuance of the short-term notes payable was used to repay a bank line of credit.

Factoring Agreement:

During 1997, the Company began factoring certain receivables under an agreement with a finance company with interest at the bank reference rate plus 2.5% (11% at December 31, 1997), plus a monthly processing fee. The Company remains liable for all receivables advanced until collection.

3. Debt (continued)

Lease Settlement Costs:

During 1993, the Company assumed lease guarantees for certain operations sold in 1990 when the buyer filed bankruptcy. The settlement with lessors was recorded at its present value of $125,000 using an 8% interest rate. During 1997, the Company renegotiated the settlement agreement extending the payment terms through 2001. Future settlement payments are as follows:

     1998                                    $12,000
     1999                                     32,000
     2000                                     32,000
     2001                                      4,000
     Total minimum settlement payments        80,000
     Less current portion                     12,000
     Long-term portion                       $68,000


The carrying amounts of the Company's debt instruments in the balance sheets at December 31, 1997 and 1996 approximate their fair value.

4. Operating Leases

The Company has a non-cancelable operating lease agreement for a building that expires in March 1999. Rental expense included in operations for this lease for the years ended December 31, 1997 and 1996 totaled $133,134 and $82,033, respectively. Future minimum rentals under the operating lease agreement are as follows:


   Years ending:
     1998                          $  90,000
     1999                             24,000
                                    $114,000


5. Shareholders' Equity

Preferred Stock

In March 1996, the Company converted the Hanrow Financial Group
$200,000 subordinated note into 200,000 shares of preferred stock. The preferred stock is callable by the Company on April 5, 2000. The preferred stock bears a coupon rate of 6% payable quarterly and is convertible into common stock at $.46 per share. Dividends in arrears at December 31, 1997 were $9,000.

Common Stock

In 1996, the Company sold 3,501,000 units in a private placement of its common stock, resulting in net proceeds to the Company of $3,046,000. Each unit sold in the private placement consisted of one share of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock at $1.50 per share. The Company may redeem the redeemable warrants at $.01 per share of common stock at any time subsequent to 180 days after the issuance of the redeemable warrant if the closing price of the Company's common stock is above $2.00 per share for twenty consecutive days subsequent to the date the redeemable warrants are first redeemable. The redeemable warrants expire in September 1999. In connection with the private placement, the Company granted the selling agent a warrant to purchase 350,100 shares of common stock at an exercise price of $1.00 per share. The warrant expires five years after the date of grant.

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

  A summary of outstanding options is as follows:


                                              Options
                                              Outstanding
                                 Shares       Weighted
                                 Reserved     Average       Price Per
                                 for Grant    Exercise      Share

  Balance, December 31, 1994     453,750      570,000      $  .39
  Granted                       (677,500)     677,500         .49
  Terminated                     179,250     (179,250)        .36
  Exercised                                    (1,250)        .27
  Increase in shares reserved
    for grant                  1,000,000

  Balance, December 31, 1995     955,500    1,067,000         .46
  Granted                       (367,500)     367,500        1.32
  Terminated                     204,000     (204,000)        .55
  Canceled/expired                10,000      (10,000)        .88
  Increase in shares reserved
    for grant                    500,000

  Balance, December 31, 1996   1,302,000    1,220,500         .70
  Granted                       (289,000)     289,000         .72
  Exercised                                  (153,125)        .41
  Canceled/expired               672,875     (672,875)        .92

  Balance, December 31, 1997   1,685,875      683,500      $  .56


  As of December 31, 1997 there were 392,500 options outstanding with exercise prices between $.30 and $.50, and 291,000 options outstanding with exercise prices between $.56 and $3.53. At December 31, 1997 outstanding options had a weighted-average remaining contractual life of 5 years.

  The number of options exercisable as of December 31, 1997 and 1996 were 348,625 and 673,875, respectively, at weighted average exercise prices of $.51 and $.54 per share, respectively.

  The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 was $.67 and $.92 per share, respectively.
6. Stock Options and Warrants (continued)

Pro Forma Disclosures

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rate of 5.5%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 1.633% and .846%; and a weighted-average expected life of the option of 5 years and 4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                1997             1996
Pro forma loss applicable to common shares $(1,996,000) $(1,483,000) Pro forma loss per common share - basic and
     diluted                                       $(.20)       $(.24)


Note: the pro forma effect on the net loss for 1997 and 1996 is not representative of the pro forma effect on net income (loss) in the future years because it does not take into consideration pro forma compensation expense related to option grants made prior to 1995.

6. Stock Options and Warrants (continued)

Warrants
The Company has granted warrants for the purchase of shares of the Company s common stock to directors and certain debt and equity holders. With the exception of warrants granted to the President of the Company, the warrants are fully vested upon issuance and expire in varying amounts through 2007. Information with respect to warrants granted as of December 31, 1997 and 1996 is summarized as follows:




                                      Shares             Warrant Price
                                                         Per Share

Outstanding at December 31, 1995   1,293,070             $.30 to $1.00
Granted                            4,143,335              .88 to  1.88
Canceled
Exercised                           (231,500)             .38 to   .50
Outstanding at December 31, 1996   5,204,905              .30 to  1.88
Granted                            3,772,403              .47 to  1.94
Canceled                            (104,353)             .375
Exercised                           (210,647)             .29 to   .69
Outstanding at December 31, 1997   8,662,308              .29 to  1.94


7. Income Taxes

Deferred tax assets and liabilities consisted of the following:

                                                   1997       1996
Net operating loss carryforwards            $ 3,619,000  $ 3,708,000
Tax credit carryforwards                                     130,000
Inventory                                        36,000       14,000
Other                                            76,000       51,000
Deferred tax assets                           3,731,000    3,903,000
Depreciation                                     62,000       73,000
Deferred tax liability                           62,000       73,000
                                                3,669,000    3,830,000

Less valuation allowance                     (3,669,000)  (3,830,000)

Net deferred tax assets                     $  0         $  0

7. Income Taxes (continued)

The Company has net operating loss carryforwards at December 31, 1997 of approximately $10,644,000, which are available to reduce income taxes payable in future years. These carryforwards will expire at various times through the year 2012.

The annual usage of the Company's net operating loss carryforwards may be limited by provisions of the Tax Reform Act of 1986 ("TRA"). Under TRA, if a company experiences a change in ownership of more than 50% (by value) of its outstanding stock over a three year period, the use of its pre-change in ownership net operating loss carryforwards may be limited each year until the loss is exhausted or the carryover period expires.

Income tax expense for the current year relates to state taxes.

8. Retirement Plan

The Company has a Retirement Savings Plan for its employees which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may match up to 25% of the employees contributions to a maximum of 3% of the employee's annual salary. Employees vest immediately in their contribution and vest in the Company s contribution after one year of service. The Company's contribution to the plan in 1996 was 3,961 shares of common stock, with fair market value of approximately $8,000, at the date of contribution. There were no contributions to the Plan during 1997. Future matching contributions will be determined annually by the Board of Directors.

9. Major Customers

For the year ended December 31, 1997, the Company had net sales to two customers which totaled 37% of the total net sales for the year. The receivable balance due from these customers was $259,900 at December 31, 1997.

10. Supplemental Cash Flow Information

The Company made interest payments of $61,000 and $104,000 for the years ended December 31, 1997 and 1996, respectively.

11. Related Party Transaction

In July 1997 the Company issued a warrant to its president for the purchase of 2,892,403 shares of common stock at $.47 per share. The warrant vests in equal parts on January 2, 1998, July 2, 1998 and July 2, 1999 assuming continued employment. The exercise dates can be accelerated if the Company meets certain performance benchmarks.

  12. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced operating losses in each of fiscal years 1994 through 1997, depleting most of its available capital. The Company is dependent on future financing activities to continue as a going concern. Management is evaluating financing alternatives; however, there can be no assurance that the Company will be successful in obtaining financing on terms favorable to the Company.

CORPORATE DATA

OFFICERS:

S. Albert D. Hanser
Chairman

Ronald B. Thomas
President, Secretary and Treasurer

Sarah B. Fjelstul
Assistant Secretary

DIRECTORS:

Ronald B. Thomas

S. Albert D. Hanser

Dennis E. Evans
President and Chief Executive Officer, Hanrow Financial Group, Ltd.

Douglas M. Pihl
Special Technical Adviser to Ascend Communications, Inc.

Roger V. Stageberg
Attorney at Law, Lommen, Nelson, Cole & Stageberg, P.A.

SHAREHOLDER INFORMATION

AUDITORS

Ernst & Young LLP
1400 Pillsbury Center
Minneapolis, MN 55402

LEGAL COUNSEL

Lommen, Nelson, Cole & Stageberg, P.A.
1800 IDS Center
80 South Eighth Street
Minneapolis, MN 55402

REGISTRAR/TRANSFER AGENT

Norwest Stock Transfer
161 N. Concord Exchange
South St. Paul, MN 55075

FACILITY

Corporate Office
2700 Summer Street NE
Minneapolis, MN 55413

ANNUAL MEETING

The annual meeting of Astrocom shareholders will be held at 3:00 p.m. May 28, 1998 at Minneapolis Club, 729 Second Avenue South, Minneapolis,
Minnesota. Shareholders and other interested parties are encouraged to attend.

FORM 10-KSB

A copy of the annual report filed with the Securities and Exchange Commission of Form 10-KSB is available to shareholders, without charge, upon written request to Sarah B. Fjelstul, Astrocom Corporation, 2700 Summer Street N.E., Minneapolis, Minnesota 55413.

MARKET AND DIVIDEND DATA:

The Common Stock of Astrocom Corporation was traded during 1997 on the over-the-counter Bulletin Board under the symbol ATCC. The high and low selling prices for the Common Stock were as follows:


                              1997                1996
                         High     Low        High     Low

First Quarter          3 13/16   1 5/8   1 1/8    1/4
Second Quarter          2 1/8      5/8       1 3/8    3/4
Third Quarter           1 5/8      3/8       1 3/4    7/8
Fourth Quarter          1 1/16    11/32      2      1 3/8

The Company has never paid a cash dividend and is restricted from paying dividends pursuant to a subordinated debt agreement dated April 5, 1991. The Company intends to retain any earnings to finance the development of its business and, accordingly, does not anticipate payment of a cash dividend in the foreseeable future.

On March 13, 1998 the Company had approximately 723 shareholders of record.

                        Exhibit 23

              Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-299184) pertaining to the 1988 Incentive Stock Option Plan of Astrocom Corporation of our report dated February 27, 1998, with respect to the financial statements of Astrocom Corporation incorporated by reference in the Annual Report on Form 10-KSB of Astrocom Corporation for the year ended December 31, 1997.


s/Ernst & Young LLP
Ernst & Young LLP

Minneapolis, Minnesota
March 31, 1998