Form 10QSB
period 1998-03-31
ASTROCOM CORP
filed 1998-05-15
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1998, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,537,430

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended March 31,
                                                  1998            1997
Net Sales                                     $  827,904     $  797,623


Cost of Products Sold                            544,513        718,176
Inventory Writeoff                                     0        329,430

Gross Profit                                     283,391       (249,984)

Operating Expenses
   Sales and administration                      270,210        618,038
   Research and development                       51,753        189,795
Total Operating Expenses                         321,963        807,833

Operating Loss                                   (38,572)    (1,057,817)

Other Income & (Expense)
   Interest Income                                   218          5,069
   Interest Expense                              (67,401)       (16,733)
   Other Expense                                    (714)       (27,789)
Total Other Income & (Expense)                   (67,897)       (39,454)

Net Loss Before Taxes                           (106,469)    (1,097,271)

Taxes                                              1,000              0

Net Loss                                      $ (107,469)    (1,097,271)

Less Preferred Stock Dividends                     3,000          3,000

Loss Applicable to Common Stock                 (110,469)    (1,100,271)

Net Loss per Common Share                     $ (    .01)     $(    .11)

Shares Used in the Computation                 10,514,076      9,874,546


See accompanying notes to financial statements.


                           ASTROCOM CORPORATION
                        BALANCE SHEETS (UNAUDITED)



ASSETS                                            31-Mar-98        31-Dec-97

CURRENT ASSETS
Cash                                            $     5,178        $  31,830
Accounts receivable, less allowance                 577,905          557,662
Inventories                                         643,798          521,084
Prepaid expenses                                     12,676           51,097
  TOTAL CURRENT ASSETS                            1,239,557        1,161,673

PROPERTY AND EQUIPMENT
  Property and Equipment                          2,114,119        2,114,119
  Accumulated Depreciation                       (1,764,392)      (1,729,976)
  NET PROPERTY & EQUIPMENT                          349,727          384,143

Intangible Assets                                    50,000                0

Other Assets                                          7,572            7,572

TOTAL ASSETS                                     $1,646,856       $1,553,388


                                                  31-Mar-98        31-Dec-97


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Payable to Factor                              $ 185,239        $  62,806
   Convertible Note Payable (Net of Discount)       382,424          364,016
   Accounts Payable                                 535,862          507,275
   Accrued Expenses                                 121,093          111,448
   Current Maturities of Lease Settlement Costs      18,138           11,859

         TOTAL CURRENT LIABILITIES                1,242,756        1,057,404

LEASE-SETTLEMENT COSTS                               60,340           68,031

Stockholders' Equity
   Preferred Stock                                  200,000          200,000
   Common Stock                                   1,053,347        1,046,099
   Additional Paid in Capital                     6,993,099        6,974,073
   Accumulated Deficit                           (7,902,686)      (7,792,219)
   Total Stockholders' Equity                       343,760          427,953

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,646,856       $1,553,388

See accompanying notes to financial statements.

                           ASTROCOM CORPORATION
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Three Months Ended March 31,
                                                          1998           1997
Cash Flows from Operating Activities
Net loss                                             $ (107,468)  $(1,097,271)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation                                       34,416        23,483
      Amortization of debt discount                      43,408             0
      Interest on debt converted to common stock          1,274             0
      Loss on disposal of assets                              0        27,789
      Changes in operating assets and liabilities:
      Accounts receivable                               (20,243)      222,617
      Inventories                                      (122,714)       35,829
      Prepaid expenses                                   38,421        14,346
      Other assets                                            0         5,885
      Accounts payable                                   28,587       406,123
      Accrued expenses                                    6,645        12,237
Net cash used in operating activities                   (97,674)     (348,962)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                     0       (42,125)

   Purchase of technology rights                        (50,000)            0
Net cash used in investing activities                   (50,000)      (42,125)

Cash Flows from Financing Activities
   Proceeds from exercise of warrants and options             0        25,870
   Net proceeds from factoring agreement                122,433             0
   Net proceeds from revolving credit agreement               0       131,821
   Payments on lease settlement obligations              (1,412)       (7,160)
   Payments on other long term debt                           0          (843)
Cash provided by financing activities                   121,021       149,688

Net decrease in cash                                    (26,652)     (241,399)
Cash at beginning of period                              31,830       978,798

Cash at end of period                                $    5,178    $  737,399

Supplemental cash flow information
   Conversion of debt to common stock                    25,000             0

See accompanying notes to financial statements.

                           ASTROCOM CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                              March 31, 1998

1. BASIS OF PRESENTATION

The financial statements in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations, and cash flows. These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2. INVENTORIES

Inventories are stated at the lower of cost or market, determined on an average cost basis. Inventories at March 31, 1998, and December 31, 1997, consisted of the following:

                                     March 31, 1998    December 31, 1997
Raw Materials                             461,580           328,042
Work in process                            45,440            61,155
Finished goods                            216,259           211,368
Less obsolescence reserve                 (79,481)          (79,481)
                                          643,798           521,084

3. INTANGIBLE ASSETS

Purchased technology, license agreements, and other intangible assets are recorded at cost. Intangible assets are amortized on a straight-line basis over their estimated useful lives of one to five years.

4. NET LOSS PER SHARE

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," which replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share exclude the dilutive effect of options, warrants, and convertible securities, while diluted earnings per share include such effects. For all periods presented, the Company's basic and diluted loss per share are the same because the effects of all options, warrants, and convertible securities were antidilutive.

5. RECLASSIFICATIONS

Certain amounts in the financial statements have been reclassified to conform to the current presentation

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:


                                 Three Months Ended       %Increase
                                     March 31,            (Decrease)
                                 1998       1997
Net Sales                       100.0%     100.0%           3.8%
Cost of Sales                    65.8       90.0          (24.2)
Write-off of Inventory            --        41.3         (100.0)
Gross Profit                     34.2      (31.3)         213.4
Selling and Administrative       32.6       77.5          (56.3)
Research and Development          6.3       23.8          (72.7)
Operating Loss                   (4.7)    (132.6)         (96.4)
Other Income (Expense)           (8.2)      (4.9)          72.1
Net Loss                        (13.0)%   (137.6)%        (90.2)


        NET SALES.   Net sales for the quarter ended March 31, 1998, totaled
$827,904, an increase of 3.8% from $797,623 for the same quarter of 1997. The increase was the result of a broader product mix offering. The
Astrocom SP-100, a T-1 data only CSU/DSU, was introduced in late February of 1997.

       GROSS PROFIT. Gross profit margin before the inventory write-off increased to 34.2% in the first quarter from 10.0% for the same period last year. The increase can be attributed to adjustments made to the pricing and product costs of the new product lines that were introduced in 1997.

      In the first quarter of 1997, the Company recorded a $329,430 writedown of inventory due to: 1) reserves recorded from loss of a contract and ongoing product changes, and 2) inventory which could not be accounted for due to changes in the Company's accounting system and personnel changes. There was no further write-off of inventory in 1998.

       OPERATING EXPENSES. Selling and administrative expenses decreased 56.3% to $270,210 from $618,038 in the same period last year. Sales and marketing expenses decreased because of reduced staff and last year's non-recruiting marketing activities in 1997, related to the new corporate image and product positioning. Administrative expenses also decreased because of a smaller management staff.

       Research and development expenses decreased 72.7% to $51,753 in 1998 from $189,794 in the first quarter of 1997 due primarily to reduced staff. R&D expenses were also higher during the same period last year due to spending on product testing, prototype parts, and outside services in connection with the new product introduction.

       OTHER EXPENSE. Interest expense increased 302.8% to $67,401 in 1998 from $16,733 in the first quarter of last year because of interest connected to the bridge financing raised during the third quarter of 1997. Other expense in 1997 was associated with losses on the disposal of equipment.

       NET LOSS. The Company reported a net loss from operations of $107,469 for the quarter ended March 31, 1998, compared to a net loss of $1,097,271 in the first quarter of 1997. The reduced loss is attributable to a higher gross profit and lower operating expenses.

       LIQUIDITY AND CAPITAL RESOURCES. During the first quarter of 1998, the Company's operations were funded primarily by an increase in borrowings under its factoring agreement. Net working capital declined to a deficit of $3,199 on March 31, 1998, from $104,269 on December 31, 1997. Cash decreased to $5,178 on March 31, 1998, from $31,830 on December 31, 1997, and $737,399 on March 31, 1997. This decrease in cash is largely due to the Company's net operating losses.

      Management believes it will maintain short-term liquidity by factoring its accounts receivable, managing its accounts payable, and controlling its operating expenses. In the longer term, liquidity is dependent upon returning to profitable operations that generate adequate cash flow to meet current obligations on a timely basis. To address the longer term goals of the Company, management has begun efforts to raise additional equity through a private placement. Proceeds will replace the existing bridge financing. Additional funds will be used to grow the business by restarting development activities and pursuing attractive business opportunities as they arise.

PART II     OTHER INFORMATION

ITEM 5. OTHER INFORMATION

1. The Company entered into an agreement with Telemax Corporation on March 26, 1998, to purchase manufacturing rights to the Telemax Dawn 1100 voice/data CSU/DSU.

2.  Dennis Evans resigned as a director on April 6, 1998.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   May 15, 1998                        ASTROCOM CORPORATION
                                                   (Registrant)

                                              By:Ronald B. Thomas, President
                                                 and Chief Executive Officer