Form 10QSB
period 1998-06-30
ASTROCOM CORP
filed 1998-08-12
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB
                                (Mark One)
/X/ Quarterly report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 1998,
                                     or
/ /  Transition report Pursuant to Section 13 or 15(d) of the Exchange Act, for
     the transition period from          to

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes /X/                                    No / /

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
          Yes / /                                   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,828,573

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended June 30,
                                                  1998            1997
Net Sales                                     $  713,692     $  672,279

Cost of Products Sold                            490,153        632,571
Inventory Writeoff                                     0              0

Gross Profit                                     223,539         39,708

Operating Expenses
   Selling and administrative                    263,995        498,489
   Research and development                       62,413        214,597
Total Operating Expenses                         326,408        713,086

Operating Loss                                  (102,869)      (673,379)

Other Income & (Expense)
   Interest Income                                2,016          8,231
   Interest Expense                             (76,881)        (8,993)
   Other Expense                                    (45)        (1,056)

Net Loss before Taxes                           (177,779)      (675,196)

Taxes                                                500          1,327

Net Loss                                      $ (178,279)    $ (676,522)

Less Preferred Stock Dividends                     3,000          3,000

Loss Applicable to Common Stock               $ (181,279)    $ (679,522)

Net Loss per Common Share                     $    (0.02)    $    (0.07)

Shares used in Computation                    11,717,813     10,004,510

See accompanying notes to financial statements.

                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                               Six Months Ended June 30,
                                                  1998            1997
Net Sales                                   $  1,541,596   $  1,469,902

Cost of Products Sold                          1,034,666      1,350,748
Inventory Write-Off                                    0        329,430

Gross Profit                                     506,930       (210,276)

Operating Expenses
   Selling and administrative                    534,205      1,116,527
   Research and development                      114,166        404,392
Total Operating Expenses                         648,371      1,520,920

Operating Loss                                  (141,441)    (1,731,196)
Other Income & Expense
   Interest Income                                 2,234         13,300
   Interest Expense                             (144,282)       (25,660)
   Other Expense                                    (759)       (28,910)
Total Other Income & (Expenses)                 (142,807)       (41,271)

Net Loss Before Taxes                           (284,248)    (1,772,467)

Taxes                                              1,500          1,327

Net Loss                                    $   (285,748)  $ (1,773,794)

Less Preferred Stock Dividends                     6,000          6,000

Loss Applicable to Common Stock             $   (291,748)  $ (1,779,794)

Net Loss per Common Share                   $      (0.03)  $      (0.18)

Shares used in computation                    11,119,270      9,939,887

See accompanying notes to financial statements.


                          ASTROCOM CORPORATION
                             BALANCE SHEETS
                               (UNAUDITED)

                                               June 30, 1998    December 31, 1997
ASSETS
Current Assets
   Cash                                        $    785,131     $     31,830
   Accounts receivable, less allowance              540,645          557,662
   Inventories                                      517,104          521,084
   Prepaid expenses                                  10,407           51,097
Total Current Assets                              1,853,287        1,161,673

Property & Equipment
   Property & Equipment                           2,110,250        2,114,119
   Accumulated Depreciation                      (1,798,292)      (1,729,976)
Net Property & Equipment                            311,958          384,143

Intangible Assets                                    43,750                0

Other Assets                                          7,572            7,572

Total Assets                                    $ 2,216,567       $1,553,388



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Payable to Factor                            $     3,524       $   62,806
   Convertible Note Payable (Net of Discount)             0          364,016
   Accounts Payable                                 386,274          507,275
   Accrued Expenses                                  90,352          111,448
   Current Maturities of Lease Settlement Costs      24,543           11,859
Total Current Liabilities                           504,693        1,057,404

Lease Settlement Costs                               52,495           68,031

Stockholders' Equity
   Preferred Stock                                  200,000          200,000
   Common Stock                                   1,482,461        1,046,099
   Additional Paid in Capital                     8,060,885        6,974,073
   Accumulated Deficit                           (8,083,967)      (7,792,219)
Total Stockholders' Equity                        1,659,379          427,953

Total Liabilities and Stockholders' Equity      $ 2,216,567       $1,553,388

See accompanying notes to financial statements.

                           ASTROCOM CORPORATION
                         STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                  Six Months Ended June 30,
                                                          1998           1997
Cash Flows from Operating Activities
Net loss                                            $(  285,748)  $(1,773,794)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                          74,888        44,733
  Amortization of debt discount                          95,984             0
  Interest on debt converted to common stock              1,274             0
  Loss (gain) on disposal of assets                        (243)       29,693
  Professional fees paid in warrants and stock                0        10,000
  Changes in operating assets and liabilities:
      Accounts receivable                                17,017       283,497
      Inventories                                         3,980       140,541
      Prepaid expenses                                   40,690        30,058
      Other Assets                                            0       (34,577)
      Accounts payable                                 (121,001)      712,430
      Accrued expenses                                  (27,096)       20,938
Net cash used in operating activities                  (200,255)     (536,481)

Cash Flows from Investing Activities
  Purchases of equipment                                      0       (61,355)
  Purchase of Technology Rights                         (50,000)            0
  Sale of Assets                                          3,790             0
Net cash used in Investing Activities                   (46,210)      (61,355)

Cash Flows from Financing Activities
  Proceeds from sale of stock                         1,466,900             0
  Proceeds from exercise of warrants and options         30,000        97,108
  Net proceeds from factoring agreement                 (59,282)            0
  Net proceeds from revolving credit agreement                0      (219,952)
  Payments on notes payable                            (435,000)            0
  Payments on lease settlement obligation                (2,852)      (12,013)
  Payments on other long-term debt                            0          (843)
Cash provided by financing activities                   999,766      (135,700)

Net increase (decrease) in cash                         753,301      (733,536)
Cash at beginning of period                              31,830       978,798
Cash at end of period                                $  785,131   $   245,262

Supplemental cash flow information:
Conversion of debt to common stock                       25,000             0

See accompanying notes to financial statements.

                           ASTROCOM CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                              June 30, 1998

1.  BASIS OF PRESENTATION

The financial statements in this form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.  INVENTORIES

Inventories are stated at the lower of cost or market, determined on an average cost basis. Inventories at June 30, 1998 and December 31, 1997 consisted of the following:

                                            June 30, 1998   December 31, 1997
Raw materials                                 $   362,428        $    328,042
Work in process                                    94,558              61,155
Finished goods                                    144,602             211,368
Less obsolescence reserve                         (84,484)            (79,481)
                                              $   517,104        $    521,084

3.  INTANGIBLE ASSETS

Purchased technology, license agreements and other intangible assets are recorded at cost. Intangible assets are amortized on a straight-line basis over their estimated useful lives of one to five years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY'S INTERIM STATEMENTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim statements of operations expressed as percentages of net sales:

                             Three Months Ended   % Increase    Six Months Ended   %Increase
                                     June 30,       (Decrease)        June 30,      (Decrease)

                             1998      1997                     1998     1997
Net Sales                   100.0%    100.0%          6.2%     100.0%   100.0%         4.9%
Cost of Sales                68.7      94.1         (23.3)      67.1     91.9        (23.8)
Write-off of Inventory        0         0             0          0       22.4       (100.0)
Gross Profit                 31.3       5.9         475.6       32.9    (14.3)       243.5
Selling and Administrative   37.0      74.1         (47.0)      34.7     76.0        (52.2)
Research and Development      8.7      31.9         (70.9)       7.4     27.5        (71.8)
Operating Loss              (14.4)   (100.1)        (85.5)      (9.2)  (117.8)       (92.1)
Other Income (Expense)      (10.6)     (0.3)      4,022.7       (9.3)    (2.8)       146.0
Net Loss                    (25.0)%  (100.6)%       (74.4)     (18.5)% (120.7)%      (84.2)

     NET SALES. Net sales for the three month and six month periods ended June 30, 1998 were $713,692 and $1,541,596, reflecting increases of 6.2% and 4.9%, respectively, over the comparable periods in 1997. These increases were the result of a broader product mix offering. The Astrocom SP-100, a T-1 data only CSU/DSU, was introduced in late February of 1997.

     GROSS PROFIT. Gross profit margins before the inventory write-off for the three and six month periods ended June 30, 1998 were 31.3% and 32.9%, respectively, as compared to 5.9% and (14.3)% for the comparable periods in 1997. These increases can be attributed to adjustments made to the pricing and product costs of the new product lines that were introduced in 1997. The Company expects the gross profit margins to remain at these higher levels, but also to be affected by sales volume, product mix and the distribution channel used.

     In the first quarter of 1997, the Company recorded a $329,430 write-down of inventory due to: 1) reserves recorded from loss of a contract and ongoing product changes; and 2) inventory which could not be accounted for due to changes in the Company's accounting system and personnel.

     OPERATING EXPENSES. Selling and administrative expenses were $263,995 for the three month period ended June 30, 1998, a decrease of 47.0% from the comparable period in 1997. For the six month period ended June 30, 1998, selling and administrative expenses were $534,205, a decrease of 52.2% from the comparable period in 1997. Selling and marketing expenses decreased because of reduced staff and last year's marketing activities related to the new corporate image and product positioning. Administrative expenses also decreased because of a smaller management staff.

     Research and development expenses were $62,413 for the three month peiod ended June 30, 1998, a decrease of 70.9% from the comparable period in 1997.
For the six month period ended June 30, 1998, research and development expenses were $114,166, a decrease of 71.8% from the comparable period in 1997. These expense reductions were due primarily to reduced staff. R&D expenses were also higher during the same periods last year due to spending on product testing, prototype parts and outside services in connection with the new product introduction. The Company expects to increase its investment in product development by adding engineering personnel or using consulting services as appropriate.

     OTHER INCOME (EXPENSE). Interest expense for the three month period ended June 30, 1998 increased to $76,881 from $8,993 in the comparable period in 1997. For the six month period ended June 30, 1998, interest expense increased to $144,282 from $25,660 in the comparable period in 1997. These increases were connected to the bridge financing raised during the third quarter of 1997. The convertible debt was repaid at the end of the period, thereby reducing the expected interest expense in future periods.

     NET LOSS. The Company reported a net loss from operations of $(178,279) and $(285,748) respectively for the three and six month periods ended June 30, 1998, compared to a net loss of $(676,522) and $(1,773,794) for the comparable periods of 1997. The reduced loss is attributable to a higher gross profit and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed a private placement of equity during the second quarter of 1998. Proceeds from the equity placement were $1,466,900, of which $435,000 was used to repay the short-term convertible debt. Net working capital increased to $1,353,594 on June 30, 1998 from $104,269 on December 31, 1997.
Cash increased to $785,131 on June 30, 1998 from $31,830 on December 31, 1997.

     Management chose not to renew its factoring agreement that expired on July 3, 1998. The Company is seeking a less expensive, asset-based lending facility and anticipates securing such financing during the third quarter of 1998. A credit facility would be used to fund increased working capital requirements. The proceeds from the private placement are intended to fund product development activities. Management remains focused on running profitable operations that generate adequate cash flow to meet current obligations on a timely basis. The Company believes that its available sources of funds will be adequate to finance current operations and anticipated investments for at least the next twelve months.

YEAR 2000 ISSUES

The Company is aware of the Year 2000 problem resulting from the inability of computer software or hardware to recognize or properly process dates ending in "00." The Company has reviewed its products and internal information systems and believes that the costs and effort to address the Year 2000 problem will not be material to its business, financial condition or results of operation. The Company intends to continue monitoring Year 2000 compliance matters. However, there can be no assurance that unforeseen problems will not arise in connection with this issue.

PART II     OTHER INFORMATION

ITEM 5. OTHER INFORMATION

1.  Gary L. Deaner was elected a director by the shareholders on May 28, 1998.

2. Duane S. Carlson was elected a director by the directors on June 9, 1998, to fill a vacancy on the Board of Directors.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   August 11, 1998                       ASTROCOM CORPORATION

                                              By:
                                                 Ronald B. Thomas, President
                                                 and Chief Executive Officer