Form 10QSB
period 1998-09-30
ASTROCOM CORP
filed 1998-11-13
CIK 215155

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB

/X/ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended September 30, 1998, or
/ /  Transition report under Section 13 or 15(d) of the Exchange Act, for the
     transition period from          to

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,978,573

PART 1.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                      Three Months Ended Sep 30,     Nine Months Ended Sep 30
                               1998      1997            1998     1997
Net Sales                  $  725,155     $1,037,986    $2,266,751   $2,507,888

Cost of Products Sold         464,369        782,821     1,499,035    2,133,569
Inventory Writeoff                  0              0             0      329,430

Gross Profit                  260,786        255,165       767,716       44,889


Operating Expenses:
   Selling & Administration   221,651        332,975       755,856    1,449,503
   Research & Development      83,278        113,895       197,444      518,287
Total Operating Expenses      304,929        446,870       953,300    1,967,790

Operating Loss                (44,143)      (191,705)     (185,584)  (1,922,901)

Other Income & (Expense)
   Interest Income             10,063          1,049        12,297       14,349
   Interest Expense            (2,008)       (30,706)     (146,290)     (56,366)
   Other Income (Expense)         (53)        47,689          (812)      18,778
Total Other Income & (Exp.)     8,002         18,032      (134,805)     (23,239)

Net Loss Before Taxes         (36,141)      (173,673)     (320,389)  (1,946,140)

Taxes                             250             30         1,750        1,357


Net Loss                      (36,391)      (173,703)     (322,139)  (1,947,497)

Less Pref Stock Dividend        3,000          3,000         9,000        9,000
Loss Applicable to
   Common Stock            $  (39,391)      (176,703)  $  (331,139)  (1,956,497)

Net Loss per
   Common share            $ (   0.00)     $(   0.02)  $  (   0.03)  $  (  0.20)

Shares used in
 computation                14,839,986     10,093,862    12,373,137    9,991,776

See accompanying notes to financial statements.

                           ASTROCOM CORPORATION
                              BALANCE SHEETS
                               (UNAUDITED)
                                                Sep. 30, 1998     Dec. 31, 1997
ASSETS
Current Assets
     Cash                                       $   814,181        $  31,830
     Accounts receivable, less allowance            308,876          557,662
     Inventories                                    663,591          521,084
     Prepaid expenses                                 4,418           51,097
Total Current Assets                              1,791,066        1,161,673

Property & Equipment
   Property & Equipment                           2,115,751        2,114,119
   Accumulated Depreciation                      (1,832,673)      (1,729,976)
Net Property & Equipment                            283,078          384,143

Intangible Assets                                    74,219                0

Other Assets                                          7,572            7,572

Total Assets                                    $ 2,155,935       $1,553,388





LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Payable to Factor                            $         0       $   62,806
   Convertible Note Payable (Net of Discount)             0          364,016
   Accounts Payable                                 343,547          507,275
   Accrued Expenses                                  86,830          111,448
   Current Maturities of Lease Settlement Costs      31,078           11,859
Total Current Liabilities                           461,455        1,057,404

Lease Settlement Costs                               44,492           68,031

Stockholders' Equity
   Preferred Stock                                  200,000          200,000
   Common Stock                                   1,497,461        1,046,099
   Additional Paid-In Capital                     8,075,885        6,974,073
   Accumulated Deficit                           (8,123,358)      (7,792,219)
Total Stockholders' Equity                        1,649,988          427,953

Total Liabilities and Stockholders' Equity       $2,155,935       $1,553,388

See accompanying notes to financial statements.

                           ASTROCOM CORPORATION
                         STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  Nine Months Ended Sep 30,
                                                          1998           1997
Cash Flows from Operating Activities
Net loss                                            $  (322,139)  $(1,947,497)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and Amortization                     116,300        68,012
      Amortization of Debt Discount                      95,984        16,053
      Interest on debt converted to common stock          1,274             0
      Professional Fees Paid in Warrants & Stock         30,000        54,000
      Gain on disposal of assets                           (243)      (18,312)
      Changes in operating assets and liabilities:
      Accounts Receivable                               248,786       (11,306)
      Inventories                                      (142,507)      254,560
      Prepaid Expenses                                   46,679         9,583
      Other assets                                            0        65,987
      Accounts payable                                 (163,728)      424,608
      Accrued expenses                                  (33,618)       34,089
Net Cash Used in Operating Activities                  (123,212)   (1,050,223)

Cash Flows from Investing Activities
   Purchase of Equipment                                 (5,501)      (71,778)
   Purchase of Technology Rights                        (87,500)            0
   Sale of Assets                                         3,790        50,000
Net Cash Used in Investing Activities                   (89,211)      (21,778)

Cash Flows from Financing Activities
   Proceeds from Sale of Stock                        1,466,900             0
   Proceeds from Exercise of Warrants and Options        30,000        98,608
   Proceeds from issuance of Convertible Debt                 0       510,000
   Net proceeds from factoring agreement                (62,806)            0
   Net Proceeds from Revolving Credit Agreement               0      (315,762)
   Payments on notes payable                           (435,000)            0
   Payments on Lease Settlement Obligations              (4,320)      (13,897)
   Payments on Other Long Term Debt                           0          (843)
   Dividends Paid                                             0        (3,639)
Cash Provided by Financing Activities                   997,774       274,467

Net Increase (Decrease) in Cash                         782,351      (797,534)
Cash at Beginning of Period                              31,830       978,798
Cash at End of Period                                $  814,181   $   181,264

Supplemental cash flow information:
Conversion of debt to common stock                   $   25,000   $         0

See accompanying notes to financial statements.

                           ASTROCOM CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1998

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

2. INVENTORIES

Inventories are stated at the lower of cost or market, determined on an average cost basis. Inventories at September 30, 1998 and December 31, 1997 consisted of the following:

                                      September 30, 1998      December 31, 1997
Raw materials                                 $  221,303             $  328,042
Work in process                                  422,748                 61,155
Finished goods                                   128,024                211,368
Less obsolescence reserve                       (108,484)               (79,481)
                                              $  663,591             $  521,084

3. INTANGIBLE ASSETS

Intangible assets include purchased technology, manufacturing rights and software license agreements. Intangible assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives of two to four years.

4. NET LOSS PER SHARE

In 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," which replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share exclude the dilutive effect of options, warrants and convertible securities, while diluted earnings per share include such effects. For all period presented, the Company's basic and diluted loss per share are the same because the effects of all options, warrants and convertible securities were antidilutive.

5. RECLASSIFICATIONS

Certain amounts in the 1997 financial statements have been reclassified to conform to the current presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


This Report contains certain forward-looking statements that project or estimate future events. When used in this Form 10-QSB, the words "believes," "expects," "anticipates," "intends," and similar expressions are intended to identify forward-looking statements. These statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results or those currently projected. Readers are cautioned not to place undue reliance on these forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

                    Three Months Ended  % Increase  Nine Months Ended  % Increase
                      September 30,     (Decrease)     September 30,   (Decrease)
                      1998      1997                   1998      1997
Net Sales            100.0%    100.0%     (30.1)%     100.0%    100.0%     (9.6)%
Cost of Sales         64.0      75.4      (40.9)       66.1      85.1     (29.7)
Write-off Inv.         0.0       0.0        0.0         0.0      13.1    (100.0)
Gross Profit          36.0      24.6        2.2        33.9       1.8   1,610.3
Selling & Admin.      30.6      32.1      (33.4)       33.3      57.8     (47.9)
Research & Devel.     11.5      11.0      (26.9)        8.7      20.7     (61.9)
Operating Loss        (6.1)    (18.5)     (77.0)       (8.2)    (76.7)    (90.3)
Other Income (Exp)     1.1       1.7      (55.6)       (5.9)     (0.9)   (480.1)
Net Loss              (5.0)%   (16.7)%    (79.0)%     (14.2)%   (77.7)%   (83.5)%

        NET SALES.   Net sales for the three month and nine month periods ended
September 30, 1998, were $725,155 and $2,266,751, reflecting decreases of 30.1% and 9.6%, respectively, over the comparable periods in 1997. Sales in the third quarter of 1997 included a substantial contract with one customer to expand their network and upgrade older Astrocom technology with new products. The older technology is now being redeployed by the customer and precludes additional near-term sales.

       GROSS PROFIT. Gross profit margin for the three and nine month periods ended September 30, 1998 was 36.0% and 33.9%, respectively, as compared to 24.6% and 1.8% for the comparable periods in 1997. These increases can be attributed to adjustments made to the pricing and product costs of the new product lines that were introduced in 1997. The Company expects the gross profit margins to remain at these higher levels, but also to be affected by sales volume, product mix and the distribution channel used.

       In the first quarter of 1997, the Company recorded a $329,430 write-down of inventory due to: 1) reserves recorded from loss of a contract and ongoing product changes; and 2) inventory which could not be accounted for due to changes in the Company's accounting system and personnel.

       OPERATING EXPENSES. Selling and administrative expenses were $221,651 for the three month period ended September 30, 1998, a decrease of 33.4% from the comparable period in 1997. For the nine month period ended September 30, 1998, selling and administrative expenses were $755,856, a decrease of 47.9% from the comparable period in 1997. Selling and marketing expenses decreased because of last year's marketing activities related to the new corporate image and product positioning. Administrative expenses also decreased because of a smaller management staff.

       Research and development expenses were $83,278 for the three month period ended September 30, 1998, a decrease of 26.9% from the comparable period in 1997. For the nine month period ended September 30, 1998, research and development expenses were $197,444, a decrease of 61.9% from the comparable period in 1997. These expense reductions were due primarily to reduced staff. R&D expenses were also higher during the same periods last year due to spending on product testing, prototype parts and outside services in connection with the new product introduction. The Company has hired additional engineering staff and expects to increase its investment in product development in future periods.

       OTHER INCOME (EXPENSE). Interest expense for the three month period ended September 30, 1998 decreased to $2,008 from $30,706 in the comparable period in 1997. This reduction in interest expense was a result of the repayment of the bridge financing, which was raised during the third quarter of 1997, at the end of June 1998. For the nine month period ended September
30, 1998, interest expense increased to $146,290 from $56,366 in the comparable period in 1997. This increase was associated with the interest from the bridge financing that was expensed during the first six months of 1998.

       During the reported periods of 1997, other income and expense included gains on the licensing of proprietary software and losses on the disposal of equipment.

       NET LOSS. The Company reported a net loss from operations of $(36,391) and $(322,139) respectively for the three and nine month periods ended September 30, 1998, compared to a net loss of $(173,703) and $(1,947,497) for the comparable periods of 1997. The reduced loss is attributable to a higher gross profit margin and lower operating expenses.

       LIQUIDITY AND CAPITAL RESOURCES.

       The Company completed a private placement of equity during the second quarter of 1998. Proceeds from the equity placement were $1,466,900, of which $435,000 was used to repay the short-term convertible debt. Net working capital increased to $1,329,611 on September 30, 1998 from $104,269 on December 31, 1997. Cash increased to $814,181 on September 30, 1998 from $31,830 on
December 31, 1997.

       Management chose not to renew its factoring agreement that expired on July 3, 1998. The Company is seeking a less expensive, asset-based lending facility and anticipates securing such financing during the fourth quarter of 1998. A credit facility would be used to fund increased working capital requirements. The proceeds from the private placement are intended to fund product development and other activities. Management remains focused on running profitable operations that generate adequate cash flow to meet current obligations on a timely basis. The Company currently believes that its available sources of funds will be adequate to finance current operations and anticipated investments for the next twelve months.

YEAR 2000 ISSUES

The Company is aware of the Year 2000 problem resulting from the inability of some computer software or hardware to recognize or properly process dates ending in "00." The Company has examined its internal information systems and has determined that most of the business software and hardware are Year 2000 compliant. The Company also has determined that all of its products are Year 2000 compliant. The Company is in the preliminary stages of requesting assurances from its major suppliers that they are addressing this issue and will achieve Year 2000 compliance.

Based on information presently available, the Company does not believe that the costs and efforts to address the Year 2000 problem will be material to its business, financial condition or results of operation. The Company intends to continue monitoring Year 2000 compliance matters. However, there can be no assurance that unforeseen problems will not arise in connection with this issue.


PART II     OTHER INFORMATION

ITEM 5.     OTHER INFORMATION

1.  Sarah B. Fjelstul was elected Vice President on August 27, 1998.

2.  Effective August 27, 1998, the registrant issued a warrant entitling Ronald
B. Thomas to purchase 739,613 shares of the registrant's common stock, at a price of $.35 per share. The right to purchase shares may be exercised at any time through August 27, 2008. The Warrant was awarded to Mr. Thomas by the Board of Directors for his services to the registrant.

ITEM 6.     EXHIBITS

            Exhibit 10(i) - Warrant Issued to Ronald B. Thomas Dated August 27, 1998.

                              SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:   November 6, 1998                ASTROCOM CORPORATION
                                          (Registrant)

                                     By:
                                        Ronald B. Thomas,
                                        President and Chief Executive Officer


                                     By:
                                        Sarah B. Fjelstul
                                        Vice President and Corporate Controller
                                                 (Principal Accounting Officer)

                         Exhibit 10(i)

      WARRANT ISSUED TO RONALD B. THOMAS DATED AUGUST 27, 1998


              WARRANT FOR PURCHASE OF COMMON STOCK
                               OF
                      ASTROCOM CORPORATION
                    (A Minnesota Corporation)

                        739,613 shares


     This certifies that Ronald B. Thomas (hereinafter the "Holder"), is entitled to purchase from Astrocom Corporation (hereinafter the "Company") 739,613 fully paid and nonassessable shares of Common Stock of the Company, par value $.10 per share, pursuant to the terms and conditions hereinafter set forth, at the price of $.35 per share.

     1.   The rights represented by this Warrant shall vest immediately:

THIS WARRANT IS SUBJECT TO THE TERMS OF THE LEGEND SET FORTH ON THE LAST PAGE HEREOF.
     The rights represented by this Warrant may be exercised, when vested as provided above, by the surrender of this Warrant at the principal office of the Company and upon payment to the Company by certified check or bank draft of the purchase price for the shares to be purchased. Holder shall also execute and deliver such agreements and representations concerning Holder's intention not to distribute the Common Stock so obtained and such other matters as the Company may reasonably request in order to permit issuance of the shares of Common Stock pursuant to exemptions from registration under federal and state laws, provided, however, that the unavailability of any such exemption shall not affect the Company's obligation to issue shares of its Common Stock pursuant hereto. Upon any exercise of the rights represented by this Warrant, certificates for the shares of stock so purchased shall be delivered to Holder within a reasonable time, not exceeding fifteen days, and, unless this Warrant has expired, a new Warrant representing the number of shares, if any, with respect to which this Warrant shall not then have been exercised shall also be issued to Holder within such time.

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

     10. This Warrant shall expire and be void unless exercised on or before August 27, 2008.

     WITNESS the signature of the Company's duly authorized officer as of the 27th day of August, 1998.
                              ASTROCOM CORPORATION

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