Form 10KSB
ASTROCOM CORP
filed 1999-04-01
CIK 215155

Securities and Exchange Commission
                     Washington, D.C. 20549

                          FORM 10-KSB

     [ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the fiscal year ended December 31, 1998

                 Commission File Number  0-8482

                      ASTROCOM CORPORATION
(Exact name of small business issuer as specified in its charter)

                                 Minnesota
                (State or other jurisdiction of incorporation
                               or organization)

                                 41-0946755
                     (I.R.S. Employer Identification No.)

           2700 Summer Street N.E., Minneapolis, Minnesota 55413-2820
              (Address and zip code of principal executive office)

                                 (612) 378-7800
                  (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, par value $.10 per share
                        (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $2,896,563.

As of March 19, 1999, the aggregate market value of the voting stock held by non-affiliates was $4,419,719, computed by reference to the average of the bid and asked prices on such date, as reported by the OTC Bulletin Board.

As of March 19, 1999, there were outstanding 14,999,161 shares of the registrant's common stock, par value $.10 per share, and 200,000 shares of the Company's preferred stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1999, are incorporated by reference into
Part III.

Transitional Small Business Disclosure Format:  Yes       No  X

                             PART I

This Annual Report contains certain forward-looking statements that project or estimate future events. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "intends," and similar expressions are intended to identify forward-looking statements. These statements involve various risks and uncertainties that may cause actual results to differ materially from historical results or those currently projected. Readers are cautioned not to place undue reliance on these forward-looking statements.

Unless the context indicates otherwise, all references to the "Company", "Astrocom", "Registrant" or the "Issuer" in this Annual Report on Form 10-KSB relate to Astrocom Corporation.

ITEM 1.   DESCRIPTION OF BUSINESS.

(a)  Business Development

     Astrocom Corporation ("Astrocom" or the "Company") was incorporated in the State of Minnesota on September 28, 1968. Astrocom has been engaged in the design, development, manufacture, assembly and sale of electronic products used for data communications since it commenced operations in 1968.

(b)  Business of the Company

Products

     The Company develops, manufactures, markets and services electronic devices which address key areas of wide area data, voice and video communication networks. The Company's current products can be generally placed in the following product categories: T1 and Fractional T1 CSU/DSU's and Multiplexers, 56/64K Kbps DDS CSU/DSU's and Statistical Multiplexers. These products contain all the features and functionality of industry standard counterparts combined with application specific added value features which address the requirements of the Internet, Video Conferencing and Corporate Internetworking markets.
Advanced features of the Company's products help organizations make better use of their bandwidth and reduce capital costs.

     The Company's products are backed by 2-year, 5-year and lifetime warranties which include its signature Customer Service program which provides 7 days a week, 24 hours a day toll-free technical support and overnight replacement of failed units.

Sales and Distribution

     The Company's customers include telephone companies, Internet Service Providers (ISPs), corporate and institutional end-users, integrators and distributors. The Company is also an original equipment manufacturer (OEM) for a computer products catalog.

     The sales activities for the Company's electronic products are carried on by a combination of manufacturers representative firms, system integrators, value added resellers (VARs) and distributors. In addition to channel sales, the Company's sales force pursues direct business with sizable service providers and end-user accounts. The Company provides marketing support through participation in selected industry trade shows, through a comprehensive corporate web site, through direct mail campaigns and through cooperative marketing activities with distributors.

Manufacturing

     In 1998, the Company subcontracted over 95% of its manufacturing operations to outside organizations specializing in manufacturing. The Company believes that there are several outside organizations who could provide the specialized manufacturing services required by the Company.

Competition

     The business of the Company is highly competitive. Price competition and service are the most significant features of the market in which the Company competes. The Company competes on a nationwide basis with many other firms. Almost all of its competitors are larger and financially stronger than the Company. Management believes that the Company accounts for only a very small portion of the respective national and local markets.

Sources and Availability of Raw Materials

     The outside organizations with which the Company subcontracts to do its manufacturing purchase the necessary components and raw materials. The Company purchases a limited amount of components and raw materials from an assortment of suppliers, manufacturers and distributors throughout the United States. The Company believes that there are several sources of supply for the required components and raw materials.

Significant Customers

     In 1998 and 1997, PSINet accounted for approximately 38% and 18%, respectively, of the Company's net sales. AT&T accounted for approximately 3% and 20% of net sales in 1998 and 1997, and Comstor accounted for approximately 8% and 11% of net sales in 1998 and 1997, respectively. No other customer accounted for more than 10% of the Company's net sales during this period.

Patents

     The Company has no patents, exclusive licenses, franchises or concessions which are of material importance to its business. The Company has registered the trademark "WanMaster" with the United States Patent and Trademark Office and is in the process of registering additional trademarks.

Government Regulation

     Some of the Company's electronic products are used in conjunction with the telephone network. Existing Federal Communications Commission (FCC) regulations and local tariffs allow such products to be interconnected with the telephone network. Certain of the products marketed by the Company have been registered with the FCC and management believes they meet all applicable FCC standards. Restrictive changes in interstate regulation (FCC jurisdiction) or intrastate tariffs (state regulatory agency jurisdiction) could limit the uses and hence the marketability of some of the Company's products.

Research and Development

The Company spent $325,067 in 1998 and $559,645 in 1997 for research and development. The Company deducts internal research and development costs as items of expense as they occur. The Company recognizes that the sale of electronic products will require continuous development of new products and refinement of established products.

Environmental Issues

     Management believes that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials in the environment or otherwise relating to the protection of the environment should have no material effect upon the capital expenditures, earnings and competitive position of the Company's operations.

Employees

     As of March 19, 1999, the Company had a total of 17 full-time and no part-time employees. The Company had three employees in sales; five in engineering; five in operations; and four in finance and administration. No employees are currently represented by labor organizations and there are no collective bargaining agreements. The Company provides paid holidays and vacations. In addition, the Company provides and partially funds group medical and dental insurance.

Sale of Subsidiary and Lease Settlement Costs

     On May 29, 1990, a wholly-owned subsidiary of the Company sold its business and substantially all its assets to Visi-Tour Vision, Inc. (subsequently renamed Circuit Board One, Inc.). As a result of that transaction, all of the subsidiary's right, title and interest in a real estate lease and various equipment leases were assigned to Circuit Board One, Inc., but the Company remained contingently liable to the respective lessors in the event of default by Circuit Board One, Inc. Circuit Board One, Inc. ceased operations on October 8, 1992.

     The real estate lease assigned to Circuit Board One, Inc. covered a 29,867 square foot office, manufacturing and warehouse facility at 4300 Peavey Road, Chaska, Minnesota. The Company's guaranty of the lease remained in effect after the assignment to Circuit Board One, Inc. After Circuit Board One, Inc. ceased operations, the landlord asserted a claim against the Company. This matter was settled during 1993, and the landlord and the Company agreed upon a settlement payment schedule. The Company continues to make payments pursuant to such payment schedule. See Notes to Financial Statements.

Preferred Stock

     On April 5, 1996, Hanrow Fund Five converted its $200,000 principal amount Subordinated Note into 200,000 shares of Convertible Preferred Stock, $1.00 par value. The Preferred Stock is convertible into shares of the common stock of the Company at $.46 per common share. The Preferred Stock is callable by the Company at $2.00 per share on April 5, 2000.

Private Placement

     In June 1998, the Company sold 4,191,143 shares of common stock to certain accredited investors in a private placement, resulting in net proceeds of $1,466,900. A portion of the proceeds were used to pay off the convertible short-term notes due July 1998.

ITEM 2.   DESCRIPTION OF PROPERTY

     On June 1, 1992, the Company sold and assigned to The Crepeau Company ("Crepeau") all rights, duties and liabilities the Company had under a lease from the Port Authority which covered approximately 33,600 square feet of office and manufacturing space and 165,258 square feet of land at 120 West Plato Boulevard, St. Paul, Minnesota, in the St. Paul Port Authority's Riverview Industrial Area West. The lease from the Port Authority runs through August 31, 2007. The Company remains contingently liable to the Port Authority in the event that Crepeau defaults under the terms of the lease.

     The Company leases from the St. Paul Port Authority 81,568 square feet of undeveloped land. The lease runs through August 31, 2007 and provides for rental payments of $626 per month. On August 16, 1993, the Company subleased said undeveloped land to Rutzick-Sheehy Office Center, a Minnesota general partnership. The sublease runs through August 31, 2007, and provides for payments of $626 per month during the entire term of the sublease. Subtenant also agreed to pay all taxes, special assessments and other charges and expenses required to be paid by the Company pursuant to its lease with the Port Authority.

     On March 5, l993, the Company entered into a Lease Agreement with Summer Business Center Partnership ("Summer") pursuant to which the Company leases approximately 17,524 square feet of office and manufacturing space at 2700 Summer Street NE, Minneapolis, Minnesota. The lease runs from April 9, l993, through March 31, l999, and provides for escalating monthly rental payments over the term of the lease, with the Company to pay all taxes and insurance and utility, maintenance and other costs.

     On February 21, 1995, the Company and Summer entered into an Amendment to Lease providing that effective March 1, 1995, the leased premises would be reduced by 2,262 square feet and redefined to be 15,262 square feet of office and manufacturing space. The Amendment provides for rental payments of $6,995.08 per month for the months of April 1996 through March 1999.

     The Company is currently negotiating a new lease agreement for a reduced amount of office and manufacturing space in Plymouth, Minnesota.

ITEM 3.   LEGAL PROCEEDINGS

     On July 27, 1983, the Board of the Minnesota Pollution Control Agency found the Company and 13 other corporations to be responsible persons under the Minnesota Superfund Act and thereby secondarily liable for the cleanup of hazardous wastes given to Ecolotech and Brian Carriere. Ecolotech collected such waste materials from the Company during the period 1973 to 1978. On January 25, 1984, the Company and the 13 other corporations entered into an agreement to share the costs of cleanup and litigation in proportion to the respective volumes of waste materials given by each to Ecolotech. As of March 19, 1999, the Company had paid approximately $171,000 pursuant to the agreement, none of which was paid during 1998. The cleanup was completed on February 1, 1986. During February, 1987, a judgment was obtained in favor of the Company and the 13 other corporations against Carriere Properties and others. No estimate can be given as to the collectibility of said judgment. The Company believes that any costs or liabilities that it may incur in connection with any latent problems will not have a material effect on the financial condition of the Company.

     In June 1988, the Company was informed by Mibco, the owner and lessor of the Minnetonka facility where the Company's wholly-owned subsidiary was located until March 6, 1989, that there were soil and groundwater contamination problems at the facility. There currently appear to be seven companies (including Mibco) which are potentially responsible parties. The Company's alleged involvement occurred during the period March 1972 through September 1973. The matter has been reported to the Minnesota Pollution Control Agency (MPCA) which has made a preliminary assessment, conducted a followup site investigation and included the site on Minnesota's permanent list of priorities. The Company will continue to monitor the site testing required by the MPCA. The Company believes that any costs or liabilities that it may incur in connection with the proceedings before the MPCA or any lawsuit commenced by MPCA or the present owner will not have a material effect on the financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                            PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

(a)  Market Information

     The Company's Common Stock is traded on the Over-the-Counter Bulletin Board system under the symbol ATCC. The following table sets forth the high and low selling prices for the Company's Common Stock for 1998 and 1997:



                                         1998                    1997
                                    High      Low           High      Low
First Quarter                      $15/16    $11/32        $3 13/16  $1 5/8
Second Quarter                      11/16     13/32         2 1/8     5/8
Third Quarter                       17/32     1/8           1 5/8     3/8
Fourth Quarter                      15/32     3/16          1 1/16    11/32


(b)  Holders

     On March 19, 1999 the Company had approximately 712 shareholders of record.

(c)  Dividends

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS



Overview

Astrocom Corporation, a public company (O.T.C, ATCC), was incorporated in 1968 to design, manufacture and distribute telecommunications products to serve the short-haul communication market by providing line drivers and other equipment for local area networks (LANs). In 1989 the Company developed high speed digital access communications equipment linking facilities through wide area networks (WANs). Astrocom's CSU/DSUs (Channel Service Unit/Digital Service
Unit) function as an interface to high bandwidth telephone company services for such applications as high-speed Internet access, video conferencing, and corporate internetworking. Astrocom multiplexers reduce telecommunications costs by combining up to seven separate data paths into a single communication line. Astrocom products are used by Internet service providers, telephone service providers, government and educational entities, private enterprises and others. Astrocom sells its products through a direct sales force, as well as a network of distributors and value-added resellers (VARs). The Company is also an original equipment manufacturer (OEM) for a major computer networking products catalog.

Results of Operation

The following table presents selected financial information derived from the Company's statements of operations expressed as a percentage of net sales for the years indicated.



                            Percentage of Net Sales for Years Ended December 31
                                     1998               1997               1996
Net Sales                          100.0%             100.0%             100.0%
Cost of Sales                       67.9               78.3               74.7
Write-off of Inventory                --                9.0                 --
Gross Profit                        32.1               12.7               25.3
Selling and Administrative          34.3               46.1               52.1
Research and Development            11.2               15.4               13.5
Operating Loss                    (13.4)             (48.8)             (40.3)
Other Income (Expense)             (4.5)              (3.1)              (2.6)
Net Loss                          (17.9)%            (51.9)%            (42.9)%

Years ended December 31, 1998 Compared to 1997

     Net Sales. Net sales for the year ended December 31, 1998 decreased by 21% to $2,896,563 compared to $3,646,742 for the same period ended December 31, 1997. The decrease in sales was due to the delivery of a substantial contract to one customer during the second half of 1997. The contract expanded the customer's network and upgraded older Astrocom technology with new products. The customer's deployment of the older technology precluded additional current period sales.

     Gross Profit. Gross profit for the year ended December 31, 1998 was $930,724 compared to $464,324 in 1997 (32% and 13% of net sales, respectively). The increase can be attributed to adjustments made to the pricing and product costs of the new product lines that were introduced in 1997. The Company expects the gross profit margins to remain at these higher levels, but also to be affected by sales volume, product mix and the distribution channel used.

     In the first quarter of 1997, the Company recorded a $329,430 write-down of inventory due to: 1) reserves recorded from the loss of a contract and ongoing product changes, and 2) inventory which could not be accounted for due to changes in the Company's accounting system and personnel. There was no further write-off of inventory in 1998.

     Selling and Administrative Expenses. Selling and administrative expenses decreased to $992,972 in 1998 from $1,679,736 in 1997. Selling and marketing expenses decreased because of 1997's marketing activities related to the new corporate image and product positioning. Administrative expenses decreased because of a smaller management staff.

     Research and Development Expenses. Research and development expenses decreased by 42% to $325,067 in 1998 from $559,645 in 1997. These expense reductions were due primarily to reduced staff. R&D expenses were also higher during the same periods last year due to spending on product testing, prototype parts and outside services in connection with the new product introduction. The Company has hired additional engineering staff and expects to increase its investment in product development in future periods.

     Other Income and Expense. Other income and expense was $(127,779) for the period ending December 31, 1998 compared to $(114,149) for the same period in 1997. High interest levels in both years reflected the cost of the bridge financing raised during the third quarter of 1997 and repaid at the end of the second quarter of 1998. Other expenses were lower in 1997 because they were offset by a gain on the sale of a software license associated with the intellectual property known as the Port Extender.

     Net Loss.  Net loss decreased 73% to $(517,094) in 1998 from $(1,890,563)
in 1997.   The reduced loss is attributable to a higher gross profit and lower operating expenses in 1998.

Years ended December 31, 1997 Compared to 1996

     Net Sales. Net sales for the year ended December 31, 1997 increased by 11% to $3,646,742 compared to $3,286,211 for the same period ended December 31, 1996. This increase was largely the result of strong market acceptance of the Company's new T-1 products. Products introduced within the prior 15 months accounted for 56% of the Company's 1997 sales. Sales were led by the Company's newest product, the Astrocom SP-100, with approximately 43% of period sales.

     Gross Profit. Gross profit for the year ended December 31, 1997 was $464,324 compared to $831,375 in 1996 (13% and 25% of net sales, respectively). The decrease could be attributed to a combination of pricing pressures on the older product line and higher initial costs in the production of the new product line. Adjustments to pricing and product costs made during the second half of the year had a positive impact on the final results.

     In the first quarter of 1997, the Company recorded a $329,430 write-down of inventory due to: 1) reserves recorded from the loss of a contract and ongoing product changes, and 2) inventory which could not be accounted for due to changes in the Company's accounting system and personnel.

     Selling and Administrative Expenses. Selling and administrative expenses decreased slightly to $1,679,736 in 1997 from $1,711,592 in 1996. Expenses of $1,107,975 were incurred in the first six months of 1997 when the Company was pursuing marketing activities related to development of a new corporate image and product positioning. Administrative expenses were high in that six month period because of professional fees to recruit new management and consulting expenses related to the implementation of a new integrated management system and reconstruction of prior period financial statements.

     Research and Development Expenses. Research and development expenses increased by 26% to $559,645 in 1997 from $444,843 in 1996. This increase was a direct result of the added personnel expenses when the Company hired a team of experienced networking engineers in the fourth quarter of 1996 in order to accelerate the new product development process. R&D expenses also increased in the first quarter of 1997 due to higher spending on product testing, prototype parts and outside services in connection with the new product introduction. Most of these expenses were eliminated with the reduction in personnel at the end of the second quarter.

     Other Income and Expense. Other income and expense was $(114,149) for the period ending December 31, 1997 compared to $(85,978) for the same period in 1996. The increase could be attributed to the high effective interest rate associated with the bridge financing raised during the third quarter. The Company raised $510,000 of 12% convertible debt. Because the debt was convertible to common stock at a discount from the market price and included detachable warrants, the debt was discounted from its face value and was accreted over the term of the loan as a non-cash interest expense. Other income and expenses reflected gains on the sale of intangible assets and losses on the disposal of equipment.

     Net Loss.  Net loss increased 34% to $(1,890,563) in 1997 from $(1,411,038)
in 1996.   The greater loss was attributable to the combination of lower gross margins, the write-down of inventory, higher R&D expenses and the interest associated with the bridge financing. All but $116,770 of this loss was incurred in the first six months of 1997.

Liquidity and Capital Resources

     The Company completed a private placement of equity during the second quarter of 1998. Proceeds from the equity placement were $1,466,900, of which $435,000 was used to repay the short-term convertible debt. Net working capital increased to $1,178,171 on December 31, 1998 from $104,269 on December 31,
1997. Cash increased to $549,337 on December 31, 1998 from $31,830 on
December 31, 1997.

     Management chose not to renew its factoring agreement that expired on July 3, 1998. The Company plans to secure a less expensive, asset-based lending facility during the 1999 fiscal year and has received assurances of financing availability from a former lender. A credit facility would be used to fund increased working capital requirements. The proceeds from the private placement are intended to fund product development and other activities.

     Management remains focused on running profitable operations that generate adequate cash flow to meet current obligations on a timely basis. The Company currently believes that its available sources of funds will be adequate to finance current operations and anticipated investments for the next twelve months.

Year 2000 Issues

     The Company is aware of the Year 2000 problem resulting from the inability of some computer software or hardware to recognize or properly process dates ending in "00" because a computer program is written using two digits rather than four to define the applicable year. The Company has examined its internal information systems and has determined that all of its critical business software and hardware are Year 2000 compliant. The Company also has determined that all of its products are Year 2000 compliant. The Company has requested assurances from its major suppliers that they are addressing this issue and will achieve Year 2000 compliance. The Company is not aware of any suppliers with a Year 2000 Issue that would materially impact the Company.

     Based on information presently available, the Company does not believe that the costs and efforts to address the Year 2000 problem will be material to its business, financial condition or results of operation. If some unforeseen problem does arise, the worst case scenario may result in delays of shipments and possible lost sales. The Company could also be subject to litigation for computer systems product failure. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company currently has no contingency plans in place. Any unforeseen problems will be addressed by manual workarounds and alternative suppliers.

     The Company intends to continue monitoring Year 2000 compliance matters. However, there can be no assurances that unforseen problems will not arise in connection with this issue.

ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are included on the pages indicated:


     Report of Independent Auditors.............................       09
     Balance Sheets as of December 31, 1998 and 1997............       10
     Statements of Operations for the years ended
       December 31, 1998 and 1997...............................       11
     Statements of Shareholders Equity for the years
       ended December 31, 1998 and 1997.........................       12
     Statements of Cash Flows for the years ended
       December 31, 1998 and 1997...............................       13
     Notes to Financial Statements..............................       14

                             Report of Independent Auditors


Board of Directors
Astrocom Corporation

We have audited the accompanying balance sheets of Astrocom Corporation as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materia lmisstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astrocom Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   \s\ Ernst & Young LLP

Minneapolis, Minnesota
March 1, 1999



                    Astrocom Corporation
                        Balance Sheets

                                                      December 31
                                                      1998      1997
Assets
Current assets:
     Cash and cash equivalents                        $  549,337  $   31,830
     Accounts receivable, less allowance of $40,000      239,199     557,662
     in 1998 and 1997
     Inventories                                         566,751     521,085
     Prepaid expenses                                     39,919      51,097
Total current assets                                   1,395,206   1,161,674

Buildings, machinery, and equipment:
     Buildings                                             5,230       5,230
     Machinery and equipment                           1,258,887   1,255,237
     Office furniture and fixtures                       858,349     853,652
     Total buildings, machinery and equipment          2,121,466   2,114,119
     Accumulated depreciation                         (1,879,913) (1,729,976)
                                                         242,553     384,143

License agreements, less amortization of $21,875          65,625           -

Other assets                                               7,572       7,572

Total assets                                          $1,710,956  $1,553,389

                                                      December 31
                                                      1998          1997
Liabilities and shareholders' equity
Current liabilities
     Short-term notes payable                                  -     364,016
     Accounts payable                                    100,425     507,275
     Payable to factor                                         -      62,806
     Accrued expenses                                     84,907     111,448
     Current portion of lease settlement costs            31,703      11,859
Total current liabilities                                217,035   1,057,405

Lease settlement costs                                    36,327      68,031

Shareholders' equity:
     Preferred stock, $1.00 par value:                   200,000     200,000
      Authorized share - 5,000,000
      Issued and outstanding shares - 200,000
     Common stock, $.10 par value:                     1,499,520   1,046,099
      Authorized shares - 50,000,000
      Issued and outstanding shares -14,999,161
       (10,464,951 in 1997)
     Additional paid-in capital                         8,079,387   6,974,073
     Accumulated deficit                              (8,321,313) (7,792,219)
Total shareholders' equity                             1,457,594     427,953

Total liabilities and shareholders' equity            $1,710,956  $1,553,389


See accompanying notes to financial statements.

                    Astrocom Corporation
                  Statements of Operations



                                       Year ended December 31
                                           1998         1997
Net sales                              $ 2,896,563  $ 3,646,742

Cost of products sold                    1,965,839    2,852,988
Inventory write-off                              -      329,430

Gross profit                               930,724      464,324

Operating expenses
     Selling and administrative            992,972    1,679,736
     Research and development              325,067      559,645
Total operating expenses                 1,318,039    2,239,381

Operating loss                            (387,315)  (1,775,057)

Other income (expense)
     Interest income                        19,854       14,817
     Interest expense                    (147,876)    (147,471)
     Other income                              243       18,505

Net loss before income taxes             (515,094)  (1,889,206)

Income taxes                                 2,000        1,357

Net loss                                 (517,094)  (1,890,563)

Less preferred stock dividends              12,000       12,000

Loss applicable to common shares      $  (529,094) $(1,920,563)

Loss per common share-basic and
      diluted                           $    (.04)   $    (.19)

Weighted average number of common
      shares outstanding                13,032,042   10,050,564

See accompanying notes to financial statements.

                                                                       Additional

                             Preferred         Common Stock             Paid-In
   Accumulated
                               Stock        Shares       Amount         Capital
     Deficit        Total

Balance, December 31, 1996     $  200,000    9,863,829     $985,987    $6,536,483

$(5,889,656) $  1,832,814
 Exercise of warrants and

    stock options                                 363,772       36,337
109,080
145,458
 Beneficial conversion features
    of notes payable and
    related warrants
164,535
164,535
 Issuance of common stock, for
    Directors' fees                                43,750        4,375
28,437
32,812
 Dividends on preferred stock
           (12,000)
(12,000)
 Issuance of warrants for
    services provided
44,000
44,000
 Issuance of common stock for
    services provided                              86,450        8,645
51,355
60,000
 Issuance of common stock for


    debt conversion                               107,150       10,715
40,183
50,898
 Net loss
        (1,890,563)  (1,890,563)
Balance, December 31, 1997           200,000   10,464,951    1,046,099
6,974,073
(7,792,219)      427,953
Exercise of warrants and stock
    options                                       100,000       10,000
20,000
30,000
 Issuance of common stock for
    debt conversion                                72,479        7,248
19,026
26,274
 Dividends on preferred stock
           (12,000)
(12,000)
 Issuance of common stock for
    401K                                           20,588        2,059
3,502
5,561
 Issuance of common stock for
    services provided                             150,000       15,000
15,000
30,000
 Issuance of common stock for
    private placement                           4,191,143      419,114
1,047,786
1,466,900
 Net loss
          (517,094)    (517,094)
Balance, December 31, 1998         $ 200,000   14,999,161  $1,499,520
$8,079,387
$(8,321,313)   $1,457,594

See accompanying notes.

                    Astrocom Corporation
                  Statements of Cash Flows



                                                     Year ended
                                                     December 31
                                                   1998      1997
Cash flows from operating activities
Net loss                                     $  (517,094)  $(1,890,564)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                172,134        95,169
    Amortization of debt discount                 95,984        68,551
    Net gains on disposal of equipment              (243)      (14,606)
    Issuance of stock to directors                     -        32,812
    Issuance of stock for 401K match               5,561             -
   Interest on debt converted to common stock      1,274           897
   Professional fees paid in warrants and
       stock                                      30,000       104,000
   Changes in operating assets and liabilities:
       Accounts receivable                       318,463        36,638
       Inventories                               (45,666)      207,288
       Prepaid expenses                           11,178       (19,331)
       Other assets                                             25,384
       Accounts payable                         (406,850)      140,320
       Accrued expenses                          (38,543)       33,670
Net cash used in operating activities           (373,802)   (1,179,771)

Cash flows from investing activities
  Purchases of equipment                         (12,216)      (86,200)
  Purchase of license agreements                 (87,500)            -
  Proceeds from sale of equipment                  3,790        61,354
Net cash used in investing activities            (95,926)      (24,846)

Cash flows from financing activities
  Proceeds from sale of stock                  1,466,900
  Proceeds from exercise of warrants
      and options                                 30,000       145,458
Proceeds from issuance of convertible debt                     510,000
Net proceeds from (payments for)
      factoring arrangement                      (62,806)       62,806
Payments on convertible debt                    (435,000)
Payments on lease settlment
      obligations and notes payable              (11,859)     (456,976)
Dividends paid                                                  (3,639)
Cash provided by financing activities            987,235       257,649

Increase (decrease) in cash                      517,507      (946,968)
Cash at beginning of period                       31,830       978,798
Cash at end of period                       $    549,337    $   31,830

Supplemental cash flow information
Conversion of notes payable into common     $     25,000    $   50,000
      stock
See accompanying notes to financial statements.

                      Astrocom Corporation
                 Notes to Financial Statements
                       December 31, 1998

1. Nature of Business and Significant Accounting Policies

Nature of Business and Operations

Astrocom Corporation (the Company) designs, manufactures, and markets advanced digital communications equipment for the data transmission needs of corporations and other large organizations. The principal markets for the Company's products are the United States, Europe and Asia.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. All cash equivalents are classified as available for sale and are carried at cost which approximates market value.

Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis.

Buildings, Machinery and Equipment

Buildings, machinery and equipment, including assets under capital leases, are carried at cost and depreciated over 5 to 10 years using the straight-line or double declining balance methods.

Licenses Acquired

The cost of licenses acquired are capitalized and amortized over their estimated useful life of two to four years.

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

Net Loss Per Share

Basic loss per share is based on the weighted average common shares outstanding and excludes the dilutive effect of options, warrants and convertible securities, while diluted loss per share includes such effects if dilutive. For all years presented, the Company's basic and diluted loss per share are the same because the effects of all options, warrants and convertible securities were antidilutive.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventories

Inventories consisted of the following:



                                                1998                  1997
Purchased parts, materials and supplies         $169,666              $328,042
Work in process                                  431,172                61,155
Finished products                                104,067               237,927
Less obsolescence reserve                       (138,154)             (106,049)
                                                $566,751              $521,085

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

The beneficial conversion feature and the warrants were valued and recorded as a discount to the notes payable which was accreted as interest expense over the term of the notes. Notes for $50,000 and $25,000, plus accrued interest were converted into 107,150 and 72,479 shares during 1998 and 1997, respectively. The carrying value of the notes at December 31, 1997 was $364,016, net of a $95,984 discount. The remaining notes totaling $435,000 were paid off in June 1998.

During 1997 a portion of the proceeds raised from the issuance of the short-term notes payable was used to repay a bank line of credit.

Factoring Agreement:

During 1997, the Company began factoring certain receivables under an agreement with a finance company with interest at the bank reference rate plus 2.5% (11% at December 31, 1997), plus a monthly processing fee. The Company remained liable for all receivables advanced until collection. The agreement was terminated by the Company during 1998.

Lease Settlement Costs:

During 1993, the Company assumed lease guarantees for certain operations sold in 1990 when the buyer filed bankruptcy. The settlement with lessors was recorded at its present value of $125,000 using an 8% interest rate. During 1997, the Company renegotiated the settlement agreement extending the payment terms through 2001. Future settlement payments are as follows:


1999                                               $31,702
2000                                                31,368
2001                                                 4,960
Total minimum settlement payments                   68,030
Less current portion                                31,703
Long-term portion                                  $36,327


The carrying amounts of the Company's debt instruments in the balance sheets at December 31, 1998 and 1997 approximate their fair value.

4. Operating Leases

The Company has a non-cancelable operating lease agreement for a building that expires in March 1999. Rental expense included in operations for this lease for the years ended December 31, 1998 and 1997 totaled $123,584 and $133,134, respectively. Future minimum rentals under the operating lease agreement are as follows:

   Year ending:
     1999                                         $22,789


5. Shareholders' Equity

Preferred Stock

In March 1996, the Company converted a $200,000 subordinated note into 200,000 shares of preferred stock. The preferred stock is callable by the Company on April 5, 2000. The preferred stock bears a coupon rate of 6% payable quarterly and is convertible into common stock at $.46 per share. Dividends in arrears at December 31, 1998 were $20,361 and are included in accrued expenses.

Common Stock

In 1996, the Company sold 3,501,000 units in a private placement of its common stock, resulting in net proceeds to the Company of $3,046,000. Each unit sold in the private placement consisted of one share of common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock at $1.50 per share. The Company may redeem the warrants at $.01 per warrant at any time subsequent to 180 days after the issuance of the redeemable warrant if the closing price of the Company's common stock is above $2.00 per share for twenty consecutive days subsequent to the date the redeemable warrants are first redeemable. The redeemable warrants expire in September 1999. In connection with the private placement, the Company granted the selling agent a warrant to purchase 350,100 shares of common stock at an exercise price of $1.00 per share. The warrant expires five years after the date of grant.

In 1998, the Company sold 4,191,143 shares in a private placement of its common stock, resulting in net proceeds of $1,466,900. A portion of the proceeds were used to pay off the convertible short-term notes due in July 1998.

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

A summary of outstanding options is as follows:


                                          Shares                   Weighted
                                         Reserved    Options     Exercise Price
Balance, December 31, 1996              1,302,000     1,220,500          .70
Granted                                  (289,000)      289,000          .72
Exercised                                              (153,125)         .41
Canceled/expired                          672,875      (672,875)         .92
Balance, December 31, 1997              1,685,875       683,500          .56
Granted                                  (373,167)      373,167          .43
Exercised                                       -      (100,000)         .30
Canceled/expired                           64,000       (64,000)         .53
Net decrease in shares reserved
    for grant                            (184,875)
Balance, December 31, 1998              1,191,833       892,667       $  .54


As of December 31, 1998 there were 496,000 options outstanding with exercise prices between $.30 and $.50, and 396,667 options outstanding with exercise prices between $.55 and $3.53. At December 31, 1998 outstanding options had a weighted-average remaining contractual life of 3 years.

The number of options exercisable as of December 31, 1998 and 1997 was 418,667 and 348,625, respectively, at weighted average exercise prices of $.58 and $.51 per share, respectively.

The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 was $.35 and $.67 per share, respectively.

Pro Forma Disclosures

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rate of 5.5%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 1.207% and 1.633%; and a weighted-average expected life of the option of 5 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                      1998               1997
Pro forma loss applicable to common shares      $(1,802,889)      $(2,372,161)
Pro forma loss per common share - basic and diluted   $(.14)            $(.24)

Note: the pro forma effect on the net loss for 1998 and 1997 is not representative of the pro forma effecton net income (loss) in the future years because it does not take into consideration pro forma compensation expense related to option grants made prior to 1995.

Warrants

The Company has granted warrants for the purchase of shares of the Company s common stock to directors and certain debt and equity holders. With the exception of warrants granted to the President of the Company, the warrants are fully vested upon issuance and expire in varying amounts through 2008. Information with respect to warrants granted as of December 31, 1998 and 1997 is summarized as follows:


                                            Shares             Warrant Price
                                                                 Per Share
Outstanding at December 31, 1996           5,204,905           .30 to 1.88
Granted                                    3,772,403           .47 to 1.94
Canceled                                    (104,353)                 .375
Exercised                                   (210,647)           .29 to .69
Outstanding at December 31, 1997           8,662,308           .29 to 1.94
Granted                                      739,613                   .35
Canceled                                     (62,235)          .30 to 1.88
Exercised                                          -                     -
Outstanding at December 31, 1998           9,339,686         $.29 to $1.94


In July 1997 the Company issued a warrant to its President for the purchase of 2,892,403 shares of common stock at $.47 per share. The warrant vested on January 2, 1998. The warrant expires in July 2007.

In August 1998, the Company issued an additional warrant to its President for the purchase of 739,613 shares of common stock at $.35 per share. The warrant vested immediately. The warrant expires in August 2008.

7. Income Taxes

Deferred tax assets and liabilities consisted of the following:


                                                1998                 1997
Net operating loss carryforwards             $3,147,268           $3,618,633
Inventory                                        42,154               36,057
Other                                            72,855               75,826
Deferred tax assets                           3,262,277            3,730,516

Depreciation                                     51,088               61,873
Deferred tax liability                           51,088               61,873
                                              3,211,189            3,668,643
Less valuation allowance                     (3,211,189)          (3,668,643)
Net deferred tax assets                  $            -       $            -


The Company has net operating loss carryforwards at December 31, 1998 of approximately $9,256,670, which are available to reduce income taxes payable in future years. These carryforwards will expire at various times through the year 2012. Carryforwards of $1,915,900 expired in 1998.

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

Income tax expense relates to state taxes.

8. Retirement Plan

The Company has a Retirement Savings Plan for its employees which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may match up to 25% of the employees contributions to a maximum of 3% of the employee's annual salary. Employees vest immediately in their contribution and vest in the Company s contribution after one year of service. The Company's contribution to the plan in 1998 was 20,588 shares of common stock, with fair market value of $5,561 at the date of contribution. There were no contributions to the Plan during 1997. Future matching contributions will be determined annually by the Board of Directors.

9. Major Customers

For the year ended December 31, 1998, the Company had net sales to three customers which totaled 53% of the total net sales for the year. The receivable balance due from these customers was $146,271 at December 31, 1998.

10. Supplemental Cash Flow Information

The Company made interest payments of $52,261 and $60,620 for the years ended December 31, 1998 and 1997, respectively.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
FINANCIAL DISCLOSURE

No disagreements with accountants have occurred within the two-year period ended December 31, 1998, which required reporting on Form 8-K.

                            PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by Item 9 is incorporated herein by reference to the proxy statement to be filed within 120 days after year end.

ITEM 10.   EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the proxy statement to be filed within 120 days after year end.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed within 120 days after year end.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed within 120 days after year end.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Listing of Exhibits:

     3(i) Restated Articles of Incorporation of the Company [incorporated by reference to Exhibit 19 to Form 10-Q for the quarter ended
             June 30, 1984 (File No.0-8482)].

     3(ii)   Restated Bylaws of the Company [incorporated by reference to
             Exhibit 3(ii) to Form 10-K for the year ended December 31, 1984 (File No. 0-8482)].

     3(iii) Amendment to Restated Bylaws of the Company adopted by the directors on June 25, 1985 [incorporated by reference to Exhibit 3(iii) to Form 10-K for the year ended December 31, 1986 (File No. 0-8482)].

     3(iv) Amendment to Restated Articles of Incorporation of the Company approved by shareholders at May 20, 1987 meeting [incorporated by reference to Exhibit 3(iv) to Form 10-K for the year ended December 31, 1987 (File No. 0-8482)].

     3(v) Amendment to Restated Bylaws of the Company adopted by the directors on February 21, 1988 [incorporated by reference to
             Exhibit 3(iv) to Form 10-K for the year ended December 31, 1988 (File 0-8482)].

     3(vi) Amendment to Restated Bylaws of the Company adopted by the directors on July 31, 1989 [incorporated by reference to Exhibit 3(vi) to Form 10-K for the year ended December 31, 1989
             (File 0-8482)].

     3(vii) Amendment to Restated Articles of Incorporation of the Company approved by shareholders at December 20, 1996 meeting
             [incorporated by reference to Exhibit 3(vii) to Form 10-KSB for the year ended December 31, 1996 (File 0-8482)].

     10(i) 1988 Stock Option Plan of the Company as approved by shareholders at May 25, 1988 meeting [incorporated by reference to Exhibit 10(iv) to Form 10-K for the year ended December 31, 1988
             (File No. 0-8482)].

     10(ii) Amendment to 1988 Stock Option Plan of the Company adopted by the directors on October 17, 1988 [incorporated by reference to
             Exhibit 10(v) to Form 10-K for the year ended December 31, 1989 (File No. 0-8482)].

     10(iii) Amendment to 1988 Stock Option Plan of the Company adopted by the directors on January 25, 1996 and approved by the shareholders on May 23, 1996 [incorporated by reference to Exhibit 10(iii) to Form 10-KSB Report for the year ended December 31, 1996 (File No. O-8482)].

      10(iv) Lease Agreement between the Company and Port Authority of the City of St. Paul, dated September 1, 1977 [incorporated by reference to
             Exhibit 1 to Form 8-K Report for September 27, 1977 (File No. 0-8482)].

     10(v) Asset Sale Agreement between the Company's subsidiary, Circuit Board One, Inc. and Visi-Tour Vision, Inc., dated March 16, 1990 [incorporated by reference to Exhibit 10(viii) to Form 10-K Report for the year ended December 31, 1989 (File No. 0-8482)].

      10(vi) Agreement for Assignment and Assumption of Lease between the Company and the Crepeau Company, dated January 16, 1992 [incorporated by reference to Exhibit 10(xi) to Form 10-K Report for the year ended December 31, 1991 (File 0-8482)].

    10(vii) Purchase Agreement between the Company and Hanrow Financial Group, Ltd., dated March 15, 1991 [incorporated by reference to Exhibit 10(x) to Form 10-K Report for the year ended December 31, 1990 (File 0-8482)].

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

      10(x) Lease Agreement between the Company and Summer Business Center Partnership, dated March 5, 1993 [incorporated by reference to
             Exhibit 10(xvi) to Form 10-KSB Report for the year ended December 31, 1992 (File O-8482)].

     10(xi) Sublease Agreement between the Company and Rutzick-Sheehy Office Center, dated August 16, 1993 [incorporated by reference to
             Exhibit 10(xiv) to Form 10-KSB Report for the year ended December 31, 1993 (File O-8482)].

    10(xii) Amendment to Lease between the Company and Summer Business Center Partnership, dated February 21, 1995 [incorporated by reference to
             Exhibit 10(xxi) to Form 10-KSB Report for the year ended December 31, 1994 (File O-8482)].

   10(xiii) Warrant issued to Ronald B. Thomas, dated July 2, 1997. [incorporated by reference to Exhibit 10(xv) to Form 10-KSB Report for the year ended December 31, 1997 (File 0-8482)].

    10(xiv) Warrant issued to Ronald B. Thomas, dated August 27, 1998. [incorporated by reference to Exhibit 10(i) to Form 10-QSB Report for the quarter ended Sepember 30, 1009 (File 0-8482)].

     10(xv) 1998 Stock Option Plan of the Company as approved by shareholders at May 28, 1998 meeting.

    23       Consent of Independent Auditors.

(b)       Reports on Form 8-K:

          The registrant did not file any reports of Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ASTROCOM CORPORATION

Dated: March 30, 1999.          By: s/ Ronald B. Thomas
                                Ronald B. Thomas,
                                President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant on March 30, 1999 in the capacities indicated.

s/ S. Albert D. Hanser             Chairman
S. Albert D. Hanser

s/ Ronald B. Thomas                President, Chief Executive Officer and
Ronald B. Thomas                   Director

s/ Sarah B. Fjelstul               Vice President and Corporate Controller
Sarah B. Fjelstul

s/ Duane Carlson                   Director
Duane Carlson

s/ Gary Deaner                     Director
Gary Deaner

s/ Douglas M. Pihl                 Director
Douglas M. Pihl

Exhibit 10(xv) 1998 Stock Option Plan of the Company as approved by shareholders at May 28, 1998 meeting.

Exhibit 23           Consent of Independent Auditors

                                EXHIBIT 10(xv)

                1998 STOCK OPTION PLAN OF ASTROCOM CORPORATION

      1. Purpose. The purpose of this 1998 Stock Option Plan (the "Plan") is to encourage personnel of Astrocom Corporation (the "Company") to acquire a proprietary interest in the Company, thereby creating an additional incentive to such personnel to promote the Company's best interests and to continue in its employ, and further to provide an additional inducement for the acquisition of the services of persons capable of contributing to the future success of the Company. Options granted under this Plan may be either "incentive stock options" within the provisions of Section 422 of the Internal Revenue Code of 1986 and any amendments thereto, or options which do not qualify as incentive stock options.

     2.     Administration.

          A. This Plan shall be administered by the Stock Option Committee (the "Committee") of the Board of Directors of the Company (the "Board"). The Committee shall be comprised of the entire Board or, if the Board so determines, of two or more "non-employee directors" as defined in Rule 16b-3 of the General Rules and Regulations under the Securities Exchange Act of 1934.

          B. The Committee shall have full authority and discretion to determine, consistent with the provisions of this Plan, the employees and others to be granted options, the times at which options shall be granted, the option price of the shares subject to each option (subject to Section 6), the number of shares subject to each option (subject to Section 3), the period during which each option becomes exercisable (subject to Section 7), and the terms to be set forth in each option agreement. The Committee shall also have full authority and discretion to adopt and revise such rules and procedures as it shall deem necessary for the administration of this Plan.

          C. The Committee's interpretation and construction of any provisions of this Plan or any option granted hereunder shall be final, conclusive and binding on the Company, the optionee and all other persons.

     3.      Eligibility.

          A. The Committee shall from time to time determine the individuals who shall be granted options under this Plan. Incentive stock options may only be granted under this Plan to any full or part-time employee (which term includes, but is not limited to, officers and directors who are also employees) of the Company or of its present and future subsidiary corporations. Options which do not qualify as incentive stock options may be granted under this Plan to other persons designated by the Committee, including, but not limited to, members of the Board of Directors, consultants or independent contractors providing services to the Company or its present and future subsidiary corporations. The term "subsidiary corporation" shall, for purposes of this Plan, be defined in the same manner as such term is defined in Section 425(f) of the Internal Revenue Code.

          B. An individual who has been granted an option may be granted an additional option or options under this Plan if the Committee shall so determine, with the restriction that no individual employee may receive incentive stock options (under this Plan and all incentive stock option plans of the Company and its subsidiary corporations) which are exercisable for the first time during any calendar year for shares having an aggregate Fair Market Value (determined as of the time the option is granted) in excess of $100,000.

          C. The granting of an option under this Plan shall not affect any outstanding stock option previously granted to an optionee under this Plan or any other plan of the Company.

          D.     (i)     Each non-employee director of the Company shall
automatically be granted a non-qualified option under this Plan providing for the purchase of 10,000 shares of the Company's Common Stock at 100% of the Fair Market Value of such Common Stock on the date of his/her first election to the Board (whether such election shall be by the shareholders or otherwise), or on the date that an employee director of the Company becomes a non-employee director of the Company.

               (ii) Each non-employee director of the Company, serving as of the beginning of each calendar year, shall automatically be granted a non-qualified option under this Plan providing for the purchase of 20,000 shares of the Company's Common Stock at 100% of the Fair Market Value of such Common Stock on the date of grant for his/her services to the Company during such year. Such non-qualified option received by a non-employee director shall vest as to 1/12th of the 20,000 shares of the Company's Common Stock at the end of each calendar month during such year, as long as such non-employee director has continued to serve as a director of the Company. Each non-employee director of the Company first elected after the beginning of any calendar year shall automatically be granted, on the date of his/her election, a non-qualified option for the purchase of a pro rata portion of 20,000 shares of the Company's Common Stock based upon the remaining full calendar months of the year following his/her election, which option shall be granted at 100% of the Fair Market Value of such Common Stock on the date of grant and shall vest in equal portions at the end of each calendar month during such calendar year, as long as such non-employee director has continued to serve as a director of the Company.

               (iii) The Board may from time to time amend Section 3.D.(i) and/or Section 3.D.(ii) to increase or decrease the number of shares of Common Stock that may be purchased pursuant to the options to be automatically granted pursuant to such Sections.

      4. Shares of Stock Subject to This Plan. The number of shares which may be issued pursuant to the options granted by the Committee under this Plan shall not exceed 1,500,000 shares of the common voting stock of the Company (the "Common Stock"), subject to adjustment as provided in this Plan. Any shares subject to an option which expires for any reason or is terminated unexercised as to such shares may again be subject to an option under this Plan.

      5. Issuance and Terms of Option Agreements. Each option granted under this Plan shall be evidenced by a written Option Agreement, which shall be subject to the provisions of this Plan and to such other terms and conditions as the Committee may deem appropriate.

      6.     Option Price.

           A. Each Option Agreement shall state the number of shares to which it pertains and shall state the option price. The option price for each share of Common Stock covered by an incentive stock option granted under this Plan shall not be less than 100% of the Fair Market Value of the Common Stock on the date the option is granted; provided that if the employee, at the time the option is granted, owns more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall not be less than 110% of the Fair Market Value of the Common Stock on the date the option is granted.
The purchase price for options granted under this Plan which do not qualify as incentive stock options may be equal to, greater than or less than the Fair Market Value of the Common Stock on the date the option is granted. "Fair Market Value," as used in this Plan, shall mean the value of the Common Stock on a pertinent date as determined by the Committee, using such valuation methods as it, in its sole discretion, shall deem appropriate.

          B. Upon the exercise of the option, the option price shall be payable (i) in United States dollars, in cash or by check, or (ii) if the Committee, in its sole discretion, shall so authorize, in shares of the Common Stock of the Company then owned by the optionee, which shares shall be valued at their Fair Market Value on the date of delivery. The Committee, in its sole discretion, may permit the optionee to authorize a third party to sell shares of the Common Stock (or a sufficient portion of the shares) acquired upon the exercise of the option and remit to the Company a sufficient portion of the sale proceeds to pay the entire option price and any tax withholding resulting from such exercise.

          C. The proceeds of the sale of the Common Stock subject to option shall be added to the general funds of the Company and used for its corporate purposes.

     7. Terms and Exercise of Options. Each option granted under this Plan shall be exercisable during the periods and for the number of shares as shall be provided in the Option Agreement evidencing the option granted by the Committee and the terms thereof. In no event, however, shall any option be exercisable by its terms after the expiration of ten years from the date of grant, nor shall any incentive stock option granted to a person then owning more than 10% of the total combined voting power of all classes of stock of the Company be exercisable by its terms after the expiration of five years from the date of grant.

     8.     Withholding Taxes.

          A. The Company shall have the right to require the payment (through withholding from the optionee's salary or otherwise) of any federal, state or local taxes required by law to be withheld with respect to the issuance of shares upon the exercise of an option or with respect to any disposition of such shares by the optionee.

          B. In order to assist an optionee in paying federal and state income taxes required to be withheld upon the exercise of a non-qualified option granted hereunder, the Committee in its discretion and subject to such additional terms and conditions as it may adopt, may permit the optionee to elect to satisfy such income tax withholding obligation by having the Company withhold a portion of the shares of Common Stock otherwise to be delivered upon exercise of such option with a Fair Market Value equal to the taxes required to be withheld.

     9. Requirement of Law. The granting of options and the issuance of shares of Common Stock upon the exercise of an option shall be subject to all applicable laws, rules and regulations, and shares shall not be issued except upon approval of proper government agencies or stock exchanges as may be required. The exercise of any option will be contingent upon receipt from the optionee of a representation in writing that at the time of such exercise it is the optionee's intention to acquire the shares being purchased for investment and not for resale or other distribution thereof to the public.

     10. Non-Transferability. Except as otherwise provided by the Committee, awards under this Plan are not transferable other than as designated by the optionee by will or by the laws of descent and distribution, and then only as provided in the Option Agreement.

     11. Early Termination of Incentive Stock Options. Unless otherwise stated in the Option Agreement, if an optionee shall cease to be employed by the Company, or a subsidiary of the Company, for whatever reason and at whatever time, all incentive stock options held by the optionee shall be cancelled as of the date of such termination of employment.

     12. Early Termination of Non-Qualified Options. Unless otherwise stated in the Option Agreement, a non-qualified option granted under this Plan will continue for its full term without early termination.

     13.     Adjustments; Reorganization; Liquidation.

          A. In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, reclassification, merger, consolidation, combination or exchange of shares, or other similar corporate change, then if the Board shall determine, in its sole discretion, that such change necessarily or equitably requires an adjustment in the number of shares subject to each outstanding option and the option prices or in the maximum number of shares subject to this Plan, such adjustments shall be made by the Board and shall be conclusive and binding for all purposes of this Plan. No adjustment shall be made in connection with the issuance by the Company of any warrants, rights or options to acquire additional shares of Common Stock or of securities convertible into Common Stock.

          B. If the Company shall become a party to any corporate merger, consolidation, major acquisition of property for stock, sale of all or substantially all of its common stock, reorganization or liquidation, the Board shall have power to make any arrangement it deems advisable with respect to outstanding options, which shall be binding for all purposes of this Plan, including, but not limited to, the substitution of new options for any options then outstanding, the assumption of any such options and the termination of any such options.

          C. Neither this Plan nor the grant of any option pursuant to this Plan shall affect in any way the right or power of the Company to make adjustments, reclassifications, reorganizations or changes of its capital or business structure or to merge or to dissolve, liquidate or sell or transfer all or any part of its business or assets, or issue additional shares of Common Stock or options.

     14. Claim to Stock Option, Ownership or Employment Rights. No employee or other person shall have any claim or right to be granted options under this Plan. Prior to issuance of the stock, no optionee, his/her personal representative, heirs or legatees shall be entitled to voting rights, dividends or other rights of shareholders except as otherwise provided in this Plan. Neither this Plan nor any action taken hereunder shall be construed as giving any employee any right to be retained in the employ of the Company.

     15. Expense of Plan. The expenses of administering this Plan shall be borne by the Company.

     16. Reliance on Reports. Each member of the Board shall be fully justified in relying or acting in good faith upon any report made by the independent public accountants of the Company and upon any other information furnished in connection with this Plan by any person or persons other than himself. In no event shall any person who is or shall have been a member of the Board be liable for any determination made or other action taken, or any omission to act, in reliance upon any such report or information, or for any action taken, including the furnishing of information, or failure to act, if in good faith.

     17. Indemnification. Each person who is or shall have been a member of the Board shall be indemnified and held harmless by the Company against and from any loss, cost, liability or expense that may be imposed upon or reasonably incurred by such person in connection with or resulting from any claim, action, suit or proceeding to which he may be a party or in which he may be involved by reason of any action taken or failure to act under this Plan and against and from any and all amounts paid by such person in settlement thereof, with the Company's approval, or paid by such person in satisfaction of a judgment in any such action, suit or proceeding against him, provided he shall give the Company an opportunity, at its own expense, to handle and defend the same before he undertakes to handle and defend it on his own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such person may be entitled under the Company's articles of incorporation or bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify him or hold him harmless.

     18. Amendment and Termination. No options may be granted under this Plan after March 25, 2008, or earlier termination of this Plan as hereinafter provided. The Board may terminate this Plan or modify or amend this Plan in such respect as it shall deem advisable; provided, however, that the Board may not, without further approval within 12 months by the Company's shareholders,
(a) increase the maximum aggregate number of shares of Common Stock as to which options may be granted under this Plan except as provided in Section 13, (b) change the provisions of this Plan regarding the option price, (c) extend the period during which options may be granted, or (d) extend the maximum period of ten years after the date of grant during which options may be exercised. No termination or amendment of this Plan may, without the consent of an individual to whom an option shall theretofore have been granted, adversely affect the rights of such individual under such option. Further, this Plan may not, without the approval of the Company's shareholders, be amended in any manner that will cause incentive stock options issued under it to fail to meet the requirements of incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986 or any amendments thereto.

     19. Gender. Any masculine terminology used in this Plan shall also include the feminine gender.

     20. Effective Date. The effective date of this Plan is the date of its adoption by the Board; provided, however, that it and any and all options granted hereunder shall be and become null and void if the shareholders of the Company shall fail to approve this Plan within 12 months from the date of its adoption.

                        Exhibit 23

              Consent of Independent Auditors



We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-299184) pertaining to the 1988 Incentive Stock Option Plan of Astrocom Corporation our report dated March 1, 1999, with respect to the financial statements of Astrocom Corporation incorporated by reference in this Annual Report on Form 10-KSB of Astrocom Corporation for the year ended December 31, 1998.


/s/ Ernst & Young LLP


Minneapolis, Minnesota
March 30, 1999