Form 10QSB
period 1999-03-31
ASTROCOM CORP
filed 1999-05-17
CIK 215155

United States Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB


                                 (Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                    or
[    ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act For the transition period  from ______________ to
           _________________

                    Commission file number   0-8482

                           ASTROCOM CORPORATION
      (Exact name of small business issuer as specified in its charter)

           Minnesota                              41-0946755
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

      3500 Holly Lane North, Suite 60, Plymouth, Minnesota 55447-1284
       (Address of principal executive office)          (Zip Code)

                             (612) 378-7800
                        (Issuer's telephone number)


         2700 Summer Street N.E., Minneapolis, Minnesota 55413-2820 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes _X_   No ____

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                          Yes ____   No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,999,161


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           ASTROCOM CORPORATION
                             BALANCE SHEETS


                                                 31-Mar-99       31-Dec-98
                                                 (Unaudited)

ASSETS
Current Assets
 Cash and cash equivalents                      $   403,728        $ 549,337
 Accounts receivable, less allowance                278,105          239,199
 Inventories                                        475,687          566,751
 Prepaid expenses                                    22,054           39,919
Total Current Assets                              1,179,574        1,395,206

Property and Equipment
  Property and Equipment                          2,125,148        2,122,466
  Accumulated Depreciation                       (1,911,313)      (1,879,913)
Net Property and Equipment                          213,835          242,553

License agreements, net                              80,989           65,625

Other Assets                                          7,572            7,572

Total Assets                                     $1,481,970       $1,710,956

                                                 31-Mar-99        31-Dec-98
                                                 (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                 103,133          100,425
   Accrued Expenses                                  96,293           84,907
   Current portion of Lease Settlement Costs         32,341           31,703
Total Current Liabilities                           231,767          217,035

Lease settlement Costs                               27,999           36,327

Shareholders' Equity
   Preferred Stock                                  200,000          200,000
   Common Stock                                   1,499,520        1,499,520
   Additional Paid in Capital                     8,079,387        8,079,387
   Accumulated Deficit                           (8,556,702)      (8,321,313)
Total Shareholders' Equity                        1,222,204        1,457,594

Total Liabilities and Shareholders' Equity       $1,481,970       $1,710,956

See accompanying notes to financial statements.


                         ASTROCOM CORPORATION
                 STATEMENTS OF OPERATIONS (UNAUDITED)


                                             Three Months Ended March 31,
                                                  1999            1998
Net Sales                                     $ 529,302     $   827,904

Cost of Products Sold                            377,920        544,513

Gross Profit                                     151,382        283,391

Operating Expenses
   Selling and administrative                    245,071        270,210
   Research and development                      140,724         51,753
Total Operating Expenses                         385,795        321,963

Operating Loss                                  (234,413)       (38,572)

Other Income (Expense)
   Interest Income                                 5,025            218
   Interest Expense                               (2,592)       (67,401)
   Other Expense                                    (397)          (714)
Total Other Income (Expense)                       2,036        (67,897)

Net Loss Before Taxes                           (232,377)      (106,469)

Income Taxes                                          13          1,000

Net Loss                                        (232,390)      (107,469)

Less Preferred Stock Dividends                     3,000          3,000

Loss Applicable to Common Shares              $ (235,390)    $ (110,469)

Loss per Common Share - basic and diluted     $ (    .02)    $ (    .01)

Weighted average number of common shares       14,999,161     10,514,076
       oustanding


See accompanying notes to financial statements.


CAPTION

                           ASTROCOM CORPORATION
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Three Months Ended March 31,
                                                          1999      1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $ (232,389)  $ (107,468)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                      41,036       34,416
      Amortization of debt discount                           -       43,408
      Interest on debt converted to common stock              -        1,274
      Changes in operating assets and liabilities:
      Accounts receivable                               (38,906)      (20,243)
      Inventories                                        91,064      (122,714)
      Prepaid expenses                                   17,865        38,421
      Accounts payable                                    2,708        28,587
      Accrued expenses                                    8,386         6,645
Net cash used in operating activities                  (110,237)      (97,674)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of equipment                                (2,682)            -
   Purchase of license agreements                       (25,000)      (50,000)
Net cash used in investing activities                   (27,682)      (50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from factoring agreement                      -       122,433
   Payments on lease settlement obligations              (7,690)       (1,412)
Cash provided by financing activities                    (7,690)      121,021

Net decrease in cash                                   (145,609)      (26,652)
Cash at beginning of period                             549,337        31,830
Cash at end of period                                $  403,728    $    5,178

SUPPLEMENTAL CASH FLOW INFORMATION
   Conversion of notes payable to common stock                -        25,000

See accompanying notes to financial statements.

                             Astrocom Corporation
                         Notes to Financial Statements
                               March 31, 1999

1.  Basis of Presentation

The financial statements in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.  Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis. Inventories at March 31, 1999 and December 31, 1998 consisted of the following:

                                  March 31, 1999           December 31, 1998
Raw materials                         244,842                   169,666
Work in process                       257,109                   431,172
Finished goods                        110,801                   104,154
Less obsolescence reserve            (137,065)                 (138,154)
                                      475,687                   566,751

3.  Loss Per Share

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic earnings per share exclude the dilutive effect of options, warrants and convertible securities, while diluted earnings per share include such effects. For all periods presented, the Company's basic and diluted loss per share are the same because the effects of all options, warrants and convertible securities were antidilutive.

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

RESULTS OF OPERATIONS

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

                                  Three Months Ended       % Increase
                                       March 31,           (Decrease)

                                    1999        1998
Net Sales                          100.0%      100.0%        (36.1)%
Cost of Sales                       71.4        65.8         (30.6)
Gross Profit                        28.6        34.2         (46.6)
Selling and Administrative          46.3        32.6          (9.3)
Research and Development            26.6         6.3         171.9
Operating Loss                     (44.3)       (4.7)        507.7
Other Income (Expense)               0.4        (8.2)        103.0
Net Loss                           (43.9)%     (13.0)%       116.2%

     Net Sales. Net sales for the quarter ended March 31, 1999 totaled $529,302, a decrease of 36.1% from $827,904 for the same quarter of 1998. The decline in sales was the result of reduced demand from a few significant customers. To address this decline and general pricing pressures in the market, the Company is focusing on new product development. Specifically, management has recognized the need for lower-priced products and a broader product line. The Company expects that shipment of new products in future quarters will help to reverse this trend of declining sales.

     Gross Profit. Gross profit margin decreased to 28.6% in the first quarter from 34.2% for the same period last year. This decrease is primarily attributable to the lower sales volume and the resulting increase in labor and overhead as a percentage of sales. Gross margins will continue to be affected by sales volume, product mix and the distribution channel used.

     Operating Expenses. Selling and administrative expenses decreased 9.3% to $245,071 from $270,210 in the same period last year. Administrative expenses decreased because of staff attrition and reduced reliance on outside professional services.

     Research and development expenses increased 171.9% to $140,724 in 1999 from $51,753 in the first quarter of 1998 due to a larger engineering staff and the costs associated with new product development, including product testing and prototype parts.

     Other Income (Expense). Interest expense decreased 96.2% to $2,592 in 1999 from $67,401 in the first quarter of last year. The higher interest expense in 1998 was associated with bridge financing, which was repaid in June 1998 with the proceeds of a private placement of equity.

     Net Loss. The Company reported a net loss of $232,390 for the quarter ended March 31, 1999, compared to a net loss of $107,469 in the first quarter of 1998. The increased loss is attributable to reduced sales, lower gross margins and increased expenditures on product development.

Liquidity and Capital Resources

     During the first quarter of 1999, the Company's operations were funded by existing working capital. Net working capital declined to $947,807 on March 31, 1999 from $1,178,171 on December 31, 1998. Cash decreased to $403,728 on March 31, 1999 from $549,337 on December 31, 1998. This decrease in cash is largely due to the Company's net operating loss.

     Management remains focused on achieving profitable operations that generate adequate cash flow to meet current obligations on a timely basis. The Company intends to secure an asset-based lending facility during the current fiscal year and has received assurances of financing availability from a former lender. The Company currently believes that its available sources of funds will be adequate to finance current operations and anticipated investments for the current year.

Year 2000 Issues

     The Company is aware of the Year 2000 problem resulting from the inability of some computer software or hardware to recognize or properly process dates ending in "00" because a computer program is written using two digits rather than four to define the applicable year. The Company has examined its internal information systems and has determined that all of its critical business software and hardware are Year 2000 compliant. The Company also has determined that all of its products are Year 2000 compliant. The Company has requested assurances from its major suppliers that they are addressing this issue and will achieveYear 2000 compliance. The Company is not aware of any suppliers with a Year 2000 issue that would materially impact the Company.

     Based on information presently available, the Company does not believe that the costs and efforts to address the Year 2000 problem will be material to its business, financial condition or results of operation. If some unforeseen problem does arise, the worst case scenario may result in delays of shipments and possible lost sales. The Company could also be subject to litigation for computer systems product failure. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company plans to address any unforeseen problems by utilizing manual workarounds and alternative suppliers.

     The Company intends to continue monitoring Year 2000 compliance matters. However, there can be no assurance that unforeseen problems will not arise in connection with this issue.

PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

1. The Company entered into five-year lease agreement with Plymouth Ponds Development II, LLC on March 30, 1999 for 9,672 square feet of office and manufacturing space at 3500 Holly Lane North, Suite 60, Plymouth, Minnesota.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(10) Lease agreement between the Company and Plymouth Ponds Development II, LLC, dated March 30, 1999.




SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 11, 1999




                                                 ASTROCOM CORPORATION

                                                 By:_/S/ Ronald B. Thomas__
                                                           Ronald B. Thomas
                                      President and Chief Executive Officer


                                                 By:_/s/ Sarah B. Fjelstul_
                                                          Sarah B. Fjelstul
                                    Vice President and Corporate Controller
                                             (Principal Accounting Officer)

Exhibit 10

                        OFFICE/WAREHOUSE LEASE

     This Indenture of Lease, dated this 30th day of March, 1999 by and between Plymouth Ponds Development II, LLC, , a Minnesota limited liability company (hereinafter referred to as "Lessor"), and Astrocom Corporation, a Minnesota Corporation, (hereinafter referred to as "Lessee").

DEFINITIONS:

     "Premises"-That certain real property located in the City of Plymouth, County of Hennepin and State of Minnesota and legally described on Exhibit "A" attached hereto and made a part hereof, including all buildings and site improvements located thereon.

     "Building"-That certain office/warehouse building containing approximately 9,672 square feet located upon the Premises and commonly described as Plymouth Ponds Development II, LLC, 3600 Holly Lane North, Plymouth, Minnesota 55441.

     "Demised Premises"-That certain portion of the Building located at 3500 Holly Lane North, Plymouth, MN and designated as Suite 60, for a total of approximately 9,672 square feet consisting of 9,624 square feet of office space and approximately 48 square feet of mechanical space as measured from the outside walls of the Demised Premises to the center of the partition wall. The Demised Premises include a non-exclusive easement for access to common areas, as hereinafter defined, and all licenses and easements appurtenant to the Demised Premises.

     "Common Areas"-The term "common area" means the entire areas to be used for the non-exclusive use by Lessee and other lessees in the Building, including, but not limited to, corridors, lavatories, driveways, truck docks, parking lots and landscaped areas. Subject to reasonable rules and regulations promulgated by Lessor, the common areas are hereby made available to Lessee and its employees, agents, customers, and invitees for reasonable use in common with other lessees, their employees, agents, customers and invitees.

WITNESSETH:

TERM:

     1. For and in consideration of the rents, additional rents, terms, provisions and covenants herein contained, Lessor hereby lets, leases and demises to Lessee the Demised Premises for the term of 60 months commencing on the 1st day of April, 1999 (sometimes called "the Commencement Date") and expiring the 31st day of March, 2004 (sometimes called "Expiration Date"), unless sooner terminated as hereinafter provided.

BASE RENT:

     2. Lessor reserves and Lessee shall pay Lessor, a total rental of (See Addendum) payable in advance, in equal monthly installments of (See Addendum) commencing on the Commencement Date and continuing on the first day of each and every month thereafter for the next succeeding months during the balance of the term (sometimes called "Base Rent"). In the event the Commencement Date falls on a date other than the first of a month the rental for that month shall be prorated and adjusted accordingly.

ADDITIONAL RENT:

     3. Lessee shall pay to Lessor throughout the term of this Lease the following:
     a. Lessee shall pay a sum equal to 12.78% of the Real Estate taxes. The term "Real Estate Taxes" shall mean all real estate taxes, all assessments and any taxes in lieu thereof which may be levied upon or assessed against the Premises of which the Demised Premises are a part. Lessee, in addition to all other payments to Lessor by Lessee required hereunder shall pay to Lessor, in each year during the term of this Lease and any extension or renewal thereof, Lessee's proportionate share of such real estate taxes and assessments paid in the first instance by Lessor.
     Any tax year commencing during any lease year shall be deemed to correspond to such lease year. In the event the taxing authorities include in such real estate taxes and assessments the value of any improvements made by Lessee, or of machinery, equipment, fixtures, inventory or other personal property or assets of Lessee, then Lessee shall pay all the taxes attributable to such items in addition to its proportionate share of said aforementioned real estate taxes and assessments. A photostatic copy of the tax statement submitted by Lessor to Lessee shall be sufficient evidence of the amount of taxes and assessments assessed or levied against the Premises of which the Demised Premises are a part.
     b. A sum equal to 12.78% of the annual aggregate operating expenses incurred by Lessor in the operation, maintenance and repair of the Premises. The term "Operating Expenses" shall include but not be limited to maintenance, repair, replacement and care of all common areas (including common area utilities and lighting), mechanical rooms, common area plumbing and roofs, parking and landscaped areas, signs, snow removal, non-structural repair and maintenance of the exterior of the Building, Insurance premiums, management fee not to exceed 5% of gross rents, wages and fringe benefits of personnel employed for such work, costs of equipment purchased and used for such purposes, and the cost or portion thereof properly allocable to the Premises (amortized over such reasonable period as lessor shall determine together with the interest at the rate of ten percent (10%) per annum on the unamortized balance) of any capital improvements made to the Building by Lessor after the Base Year which result in a reduction of Operating Expenses or made to the Building by Lessor after the date of this Lease that are required under any governmental law or regulation that was not applicable to the Building at the time it was constructed.
     c.     In no event shall the total adjusted monthly rent be less than
Seven Thousand Four Hundred Fifteen and   20/100 Dollars ($7,415.20) per month
during the term of this Lease.
     The payment of the sums set forth in this Article 3 shall be in addition to the Base Rent payable pursuant to Article 2 of this Lease. All sums due hereunder shall be due and payable within thirty (30) days of delivery of written certification by Lessor setting forth the computation of the amount due from Lessee. In the event the lease term shall begin or expire at any time during the calendar year, Lessee shall be responsible for his pro-rata share of Additional Rent under subdivisions a. and b. during the Lease and/or occupancy time.
     Prior to commencement of this Lease, and prior to the commencement of each calendar year thereafter commencing during the term of this Lease or any renewal or extension thereof, Lessor may estimate for each calendar year (i) the total amount of Real Estate Taxes; (ii) the total amount of Operating Expenses; (iii) Lessee's share of Real Estate Taxes for such calendar year;
(iv) Lessee's share of Operating Expenses for such calendar year; and (v) the computation of the annual and monthly rental payable during such calendar year as a result of increases or decreases in Lessee's share of Real Estate Taxes, and Operating Expenses. Said estimates will be in writing and will be delivered or mailed to Lessee.
     The amount of Lessee's share of Real Estate Taxes, and Operating Expenses for each calendar year, so estimated, shall be payable as Additional Rent, in equal monthly installments, in advance, on the first day of each month during such calendar year at the option of Lessor. In the event that such estimate is delivered to Lessee before the first day of January of such calendar year, said amount, so estimated, shall be payable as additional rent in equal monthly installments, in advance, on the first day of each month during such calendar year. In the event that such estimate is delivered to Lessee after the first day of January of such calendar year, said amount, so estimated, shall be payable as additional rent in equal monthly installments, in advance, on the first day of each month over the balance of such calendar year, with the number of installments being equal to the number of full calendar months remaining in such calendar year.
     Upon completion of each calendar year during the term of this Lease or any renewal or extensions thereof, Lessor shall cause its accountants to determine the actual amount of the Real Estate Taxes, and Operating Expenses payable in such calendar year and Lessee's share thereof and deliver a written certification of the amounts thereof to Lessee. If Lessee has underpaid its share of Real Estate Taxes, or Operating Expenses for such calendar year, Lessee shall pay the balance of its share of same within ten (10) days after the receipt of such statement. If Lessee has overpaid its share of Real Estate Taxes, or Operating Expenses for such calendar year, Lessor shall either (i) refund such excess, or (ii) credit such excess against the most current monthly installment or installments due Lessor for its estimate of Lessee's share of Real Estate Taxes, and Operating Expenses for the next following calendar year. A prorata adjustment shall be made for a fractional calendar year occurring during the term of the Lease or any renewal or extension thereof based upon the number of days of the term of the Lease during said calendar year as compared to three hundred sixty-five (365) days and all additional sums payable by Lessee or credits due Lessee as a result of the provision of this Article 3 shall be adjusted accordingly. Lessor's books and records relating to Operating Expenses for any particular year should be available for inspection by Lessee during the 120 day period following delivery of Lessor's written certification with respect to such year.

COVENANT TO PAY RENT:

     4. The covenants of Lessee to pay the Base Rent and the Additional Rent are each independent of any other covenant, condition, provision or agreement contained in this Lease. All rents are payable to Lessor at Plymouth Ponds Development II, LLC, 3600 Holly Lane North, Suite 100, Plymouth, MN 55441.

UTILITIES:

     5. Lessor shall provide mains and conduits to supply water, gas, electricity and sanitary sewage to the Premises. Lessee shall pay, when due, all charges for sewer usage or rental, garbage disposal, refuse removal, water, electricity, gas, fuel oil, L.P. gas, telephone and/or other utility services or energy source furnished to the Demised Premises during the term of this Lease, or any renewal or extension thereof. If Lessor elects to furnish any of the foregoing utility services of other services furnished or caused to be furnished to Lessee, then the rate charged by Lessor shall not exceed the rate Lessee would be required to pay to a utility company or service company furnishing any of the foregoing utilities or services. The charges thereof shall be deemed additional rent in accordance with Article 3.


CARE AND REPAIR OF DEMISED PREMISES:

     6. Lessee shall, at all times throughout the term of this Lease, including renewals and extension, and at its sole expense, keep and maintain the Demised Premises in a clean, safe, sanitary and first class condition ordinary wear and tear excepted, and in compliance with all applicable laws, codes, ordinances, rules and regulations. Lessee's obligations hereunder shall include but not be limited to the maintenance, repair and replacement, if necessary, of heating, air conditioning fixtures, equipment, and systems, all lighting and plumbing fixtures and equipment, fixtures, motors and machinery, all interior walls, partitions, doors and windows, including the regular painting thereof, all exterior entrances, windows, doors and docks and the replacement of all broken glass. When used in this provision, the term "repairs" shall include replacements or renewals when necessary, and all such repairs made by Lessee shall be equal in quality and class to the original work. The Lessee shall keep and maintain all portions of the Demised Premises and the sidewalk and areas adjoining the same in a clean and orderly condition, free of accumulation of dirt, rubbish, snow and ice. Notwithstanding anything to the contrary herein contained, Lessee shall not be responsible for alterations, repairs or improvements mandated by the Americans with Disabilities Act ("ADA").
     If Lessee fails, refuses or neglects to maintain or repair the Demised Premises as required in this Lease after notice shall have been given Lessee, in accordance with Article 33 of this Lease, Lessor may make such repairs without liability to Lessee for any loss or damage that may accrue to Lessee's merchandise, fixtures or other property or to Lessee's business by reason thereof, and upon completion thereof, Lessee shall pay to Lessor all costs plus 15% of overhead incurred by Lessor in making such repairs upon presentation to Lessee of bill therefor.
     Lessor shall repair, at its expense, the structural portions of the Building, provided however where structural repairs are required to be made by reason of the acts of Lessee, the costs thereof shall be borne by Lessee and payable by Lessee to Lessor upon demand.
     The Lessor shall be responsible for all outside maintenance of the Demised Premises, including grounds and parking areas. All such maintenance which is the responsibility of Lessor shall be provided as reasonably necessary to the comfortable use and occupancy of Demised Premises during business hours, except Saturdays, Sundays and holidays, upon the condition that Lessor shall not be liable for damages for failure to do so due to causes beyond its control.

SIGNS:

     7. Any sign, lettering, picture, notice or advertisement installed on or in any part of the Premises and visible from the exterior of the Building, or visible from the exterior of the Demised Premises, shall be approved by Lessor and installed at Lessee's expense. In the event of a violation of the foregoing by Lessee, Lessor may remove the same without any liability and may charge the expense incurred by such removal to Lessee.

ALTERATIONS, INSTALLATION, FIXTURES:

     8. Except as hereinafter provided, Lessee shall not make any alteration, additions, or improvements in or to the Demised Premises or add, disturb or in any way change any plumbing or wiring therein without the prior written consent of Lessor, consent not to be unreasonably withheld. In the event alterations are required by any governmental agency by reason of the use and occupancy of the Demised Premises by Lessee, Lessee shall make such alterations at its own cost and expense after first obtaining Lessor's approval of plans and specifications therefor and furnishing such indemnification as Lessor may reasonably require against liens, costs, damages and expenses arising out of such alterations. Alterations or additions by Lessee must be built in compliance with all laws, ordinances and governmental regulations affecting the Premises and Lessee shall warrant to Lessor that all such alterations, additions, or improvements shall be in strict compliance with all relevant laws, ordinances, governmental regulations, and insurance requirements. Construction of such alterations or additions shall commence only upon Lessee obtaining and exhibiting to Lessor the requisite approvals, licenses and permits and indemnification against liens. All alterations, installations, physical additions or improvements to the Demised Premises made by Lessee shall at the option of Lessor become the property of Lessor and shall be either removed by Lessee at Lessee's sole cost or surrendered to Lessor upon the termination of this Lease; provided, however, this clause shall not apply to movable equipment or furniture owned by Lessee which may be removed by Lessee at the end of the term if this Lease of Lessee is not then in default.


POSSESSION:

     9. Except as hereinafter provided Lessor shall deliver possession of the Demised Premises to Lessee in the condition required by this Lease on or before the Commencement Date, but delivery of possession prior to or later than such Commencement Date shall not affect the expiration date of this Lease. The rentals herein reserved shall commence on the date when possession of the Demised Premises is delivered by Lessor to Lessee. Any occupancy by Lessee prior to the beginning of the term shall in all respects be the same as that of Lessee under this Lease. Lessor shall have no responsibility or liability for loss or damage to fixtures, facilities or equipment installed or left on the Demised Premises. If Demised Premises are not ready for occupancy by Commencement Date and possession is later than Commencement Date, rent shall begin on date of possession.

SECURITY AND DAMAGE DEPOSIT:

     10. Lessee contemporaneously with the execution of this Lease, has deposited with Lessor the sum of Ten Thousand and 00/100 Dollars ($10,000.00), receipt of which is acknowledged hereby by Lessor, which deposit is to be held by Lessor, without liability for interest, as a security and damage deposit for the faithful performance by Lessee during the term hereof or any extension hereof. Prior to the time when Lessee shall be entitled to the return of this security deposit, Lessor may commingle such deposit with Lessor's own funds and to use such security deposit for such purpose as Lessor may determine. In the event of the failure of Lessee to keep and perform any of the terms, covenants and conditions of this Lease to be kept and performed by Lessee during the term hereof or any extension hereof, then Lessor, either with or without terminating this Lease may (but shall not be required to) apply such portion of said deposit as may be necessary to compensate or repay Lessor for all losses or damages sustained or to be sustained by Lessor due to such breach on the part of Lessee, including, but not limited to overdue and unpaid rent, any other sum payable by Lessee to Lessor pursuant to the provisions of this Lease, damages or deficiencies in the reletting of Demised Premises, and reasonable attorney's fees incurred by Lessor. Should the entire deposit or any portion thereof, be appropriated and applied by Lessor, in accordance with the provisions of this paragraph, Lessee upon written demand by Lessor, shall remit forthwith to Lessor a sufficient amount of cash to restore said security deposit to the original sum deposited, and Lessee's failure to do so within five (5) days after receipt of such demand shall constitute a breach of this Lease. Said security deposit shall be returned to Lessee, less any depletion thereof as the result of the provisions of this paragraph, at the end of the term of this Lease or any renewal thereof, or upon the earlier termination of this Lease. Lessee shall have no right to anticipate return of said deposit by withholding any amount required to be paid pursuant to the provision of this Lease or otherwise.
     In the event Lessor shall sell the Premises, or shall otherwise convey or dispose of its interest in this Lease, Lessor may assign aid security deposit or any balance thereof to Lessor's assignee, whereupon Lessor shall be released from all liability for the return or repayment of such security deposit and Lessee shall look solely to the said assignee for the return and repayment of said security deposit. Said security deposit shall not be assigned or encumbered by Lessee without such consent of Lessor, and any assignment or encumbrance without such consent shall not bind Lessor. In the event of any rightful and permitted assignment of this Lease by Lessee, said security deposit shall be deemed to be held by Lessor as a deposit made by the assignee, and Lessor shall have no further liability with respect to the return of said security deposit to Lessee.

Upon Lessor's reasonable request, Lessee shall provide to Lessor the most current available financial statements of Lessee and any guarantors of this Lease, for the preceding full fiscal year, all signed and certified as true, correct and complete by the Lessee and any guarantees.

USE:

     11. The Demised Premises shall be used and occupied by Lessee solely for the purposes of office/warehouse space so long as such use is in compliance with all applicable laws, ordinances and governmental regulations affecting the Building and Premises. The Demised Premises shall not be used in such manner that, in accordance with any requirement of law or of any public authority, Lessor shall be obligated on account of the purpose or manner of said use to make any addition or alteration to or in the Building. The Demised Premises shall not be used in any manner which will increase the rates required to be paid for pubic liability or for fire and extended coverage insurance covering the Premises. Lessee shall occupy the Demised Premises conduct its business and control its agents, employees, invitees and visitors in such a way as is lawful, and reputable and will not permit or create any nuisance, noise, odor, or otherwise interfere with, annoy or disturb any other Lessee in the Building in its normal business operations or Lessor in its management of the Building. Lessee's use of the Demised Premises shall conform to all Lessor's reasonable rules and regulations relating to the use of the Premises (as attached Exhibit "C"). Outside storage on the Premises of any type of equipment, property or materials owned or used on the Premise by Lessee or its customers and suppliers shall not be permitted.

ACCESS TO DEMISED PREMISES:

     12. The Lessee agrees after reasonable notice to Lessee to permit Lessor and the authorized representatives of Lessor to enter the Demised Premises at all times during usual business hours for the purpose of inspecting the same and making any necessary repairs to the Demised Premises and performing any work therein that may be necessary to comply with any laws, ordinances, rules, regulations or requirements of any public authority or of the Board of Fire Underwriters or any similar body or that Lessor may deem necessary to prevent waste or deterioration in connection with the Demised Premises. Nothing herein shall imply any duty upon the part of Lessor to do any such work which, under any provision of this Lease, Lessee may be required to perform and the performance thereof by Lessor shall not constitute a waiver of Lessee's default in failing to perform the same. The Lessor may, during the progress of any work in the Demised Premises, keep and store upon the Demised Premises all necessary materials, tools and equipment. The Lessor shall not in any event be liable for inconvenience, annoyance, disturbance, loss of business, or other damage of Lessee by reason of making repairs or the performance or any work in the Demised Premises, or on account of bringing materials, supplies and equipment into or through the Demised Premises during the course thereof and the obligations of Lessee under this Lease shall not thereby be affected in any manner whatsoever.
     Lessor reserves the right to enter upon the Demised Premises at any time in the event of an emergency and at reasonable hours to exhibit the Demised Premises to prospective purchasers or others; and to exhibit the Demised Premises to prospective Lessees and to display "For Lease" or similar signs on windows or doors in the Demised Premises during the last one hundred eighty
(180) days of the term of this Lease, all without hindrance or molestation by Lessee.

EMINENT DOMAIN:

     13. In the event of any eminent domain or condemnation proceeding or private sale in lieu thereof in respect to the Premises during the term thereof, the following provisions shall apply:
     a. If the whole of the Premises shall be acquired or condemned by eminent domain or any public or quasi-public use or purpose, then the term of this Lease shall cease and terminate as of the date possession shall be taken in such proceeding and all rentals shall be paid up to that date.
     b. If any part constituting less than the whole of the Premises shall be acquired or condemned as aforesaid, and in the event that such partial taking or condemnation shall materially affect the Demised Premises so as to render the Demised Premises unsuitable for the business of Lessee, in the reasonable opinion of Lessor, then the term of this Lease shall cease and terminate as of the date possession shall be taken by the condemning authority and rent shall be paid to the date of such termination.
     In the event of a partial taking or condemnation of the Premises which shall not materially affect the Demised premises so as to render the Demised Premise unsuitable for the business of Lessee, in the reasonable opinion of Lessor, this Lease shall continue in full force and effect but with a proportionate abatement of the Base Rent and Additional Rent based on the portion, if any, of the Demised Premise taken. Lessor reserves the right, at its option, to restore the Building and the Demised Premises to substantially the same condition as they were prior to such condemnation. In such event, Lessor shall give written notice to Lessee, within thirty (30) days following the date possession shall be taken by the condemning authority, of Lessor's intention to restore. Upon Lessor's notice of election to restore, Lessor shall commence restoration and shall restore the Building and the Demised Premises with reasonable promptness, subject to delays beyond Lessor's control and delays in the making of condemnation or sale proceeds adjustment by Lessor; and Lessee shall have no right to terminate this Lease except as herein provided. Upon completion of such restoration, the rent shall be adjusted based upon the portion, if any, of the Demised Premises restored.
     c. In the event of any condemnation or taking as aforesaid, whether whole or partial, Lessee shall not be entitled to any part of the award paid for such condemnation and Lessor is to receive the full amount of such award, Lessee hereby expressly waiving any right to claim to any part thereof.
     d. Although all damages in the event of any condemnation shall belong to Lessor whether such damages are awarded as compensation for diminution in value of the leasehold or to the fee of the Demised Premises, Lessee shall have the right to claim and recover from the condemnating authority, but not from Lessor, such compensation as may be separately awarded or recoverable by Lessee in Lessee's own right on account of any and all damage to Lessee's business by reason of the condemnation and for or on account of any cost or loss to which Lessee might be put in removing Lessee's merchandise, furniture, fixtures, leasehold improvements and equipment. However, Lessee shall have no claim against Lessor or make any claim with the condemning authority of the loss of its leasehold estate, any unexpired term of loss of any possible renewal or extension of said lease or loss of any possible value of said lease, any unexpired term, renewal or extension of said Lease.

DAMAGE OR DESTRUCTION:

     14. In the event of any damage or destruction to the Premises by fire or other cause during the term hereof, the following provisions shall apply:
     a. If the Building is damaged by fire or any other cause to such extent that the cost of restoration, as reasonably estimated by Lessor, will equal or exceed thirty percent (30%) of the replacement value of the Building (exclusive of foundations) just prior to the occurrence of the damage, then Lessor may, no later than the sixtieth (60th) day following the damage, give Lessee written notice of Lessor's election to terminate this Lease.
     b. If the cost of restoration as estimated by Lessor will equal or exceed fifty percent (50%) of said replacement value of the Building and if the Demised Premises are not suitable as a result of said damage for the purposes for which they are demised hereunder, in the reasonable opinion of Lessee, then Lessee may, no later than the sixtieth (60th) day following the damage, give Lessor a written notice of election to terminate this Lease.
     c. If the cost of restoration as estimated by Lessor shall amount to less than thirty percent (30%) of said replacement value of the Building, or if, despite the cost, Lessor does not elect to terminate this Lease, Lessor shall restore the Building and the Demised Premises with reasonable promptness, subject to delays beyond Lessor's control and delays in the making of insurance adjustments by Lessor; and Lessee shall have no right to terminate this Lease except as herein provided. Lessor shall not be responsible for restoring or repairing leasehold improvements of Lessee.
     d. In the event of either of the elections to terminate, this Lease shall be deemed to terminate on the date of the receipt of the notice of election and all rentals shall be paid up to that date. Lessee shall have no claim against Lessor for the value of any unexpired term of this Lease.
     e. In any case where damage to the Building shall materially affect the Demised Premises so as to render them unsuitable in whole or in part for the purposes for which they are demised hereunder, then, unless such destruction was wholly or partially caused by the negligence or breach of the terms of this Lease by Lessee, its employees, contractors or licensees, a portion of the rent based upon the amount of the extent to which the Demised Premises are rendered unsuitable shall be abated until repaired or restored. If the destruction or damage was wholly or partially caused by negligence or breach of the terms of this Lease by Lessee as aforesaid and if Lessor shall elect to rebuild, the rent shall not abate and Lessee shall remain liable for the same.

CASUALTY INSURANCE:

     15.     a.     Lessor shall at all times during the term of this Lease,
at its expense, maintain a policy or policies of insurance with premiums paid in advance issued by an insurance company licensed to do business in the State of Minnesota insuring the Building against loss or damage by fire, explosion or other insurable hazards and contingencies for the full replacement value, provided that Lessor shall not be obligated to insure any furniture, equipment, machinery, goods or supplies not covered by this Lease which Lessee may bring upon the Demised Premises or any additional improvements which Lessee may construct or install on the Demised Premise.
     b. Lessee shall not carry any stock of goods or do anything in or about the Demised Premises which will in any way impair or invalidate the obligation of the insurer under any policy of insurance required by this Lease.
     c. Lessor hereby waives and releases all claims, liabilities and causes of action against Lessee and its agents, servants and employees for loss or damage to, or destruction of, the Premises or any portion thereof, including the buildings and other improvements situated thereon, resulting from fire, explosion and other perils included in standard extended coverage insurance, whether caused by the negligence of any of said persons or otherwise. Likewise, Lessee hereby waives and releases all claims, liabilities and causes of action against Lessor and its agents, servants and employees for loss or damage to, or destruction of, any of the improvements, fixtures, equipment, supplies, merchandise and other property, whether that of Lessee or of others, upon or about the Premises resulting from fire, explosion or the other perils included in standard extended coverage insurance, whether caused by the negligence of any of said persons or otherwise. The waiver shall remain in force whether or not Lessee's insurer shall consent thereto.
     d. In the event that the use of the Demised Premises by Lessee increases the premium rate for insurance carried by Lessor on the improvements of which the Demised Premises are a part, Lessee shall pay Lessor, upon demand, the amount of such premium increase. If Lessee installs any electrical equipment that overloads the power lines to the building or its wiring, Lessee shall, at its own expense, make whatever changes are necessary to comply with the requirements of the insurance underwriter, insurance rating bureau and governmental authorities having jurisdiction.

PUBLIC LIABILITY INSURANCE:

     16. Lessee shall during the term hereof keep in full force and effect at its expense a policy or policies of public liability insurance with respect to the Demised Premises and the business of Lessee, on terms with companies approved in writing by Lessor, in which both Lessee and Lessor shall be covered by being named as insured parties under reasonable limits of liability not less than: $500,000 for injury/death to any one person; $1,000,000 for injury/death to more than one person, and $500,000 with respect to damage to property. Such policy or policies shall provide that ten (10) days written notice must be given to Lessor prior to cancellation thereof. Lessee shall furnish evidence satisfactory to Lessor at the time this Lease is executed that such coverage is in full force and effect.

DEFAULT OF LESSEE:

     17.     a.     In the event of any failure of Lessee to pay any rental
due hereunder within ten (10) days after the same shall be due, or any failure to perform any other of the terms, conditions or covenants of this Lease to be observed or performed by Lessee for more than thirty (30) days after written notice of such failure shall have been given to Lessee, or if Lessee or an agent of Lessee shall falsify any report required to be furnished to Lessor pursuant to the terms of this Lease, or if Lessee or any guarantor of this Lease shall become bankrupt or insolvent, or file any debtor proceedings or any person shall take or have against Lessee or any guarantor of this Lease in any court pursuant to any statue either of the United States or of any state a petition of bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all or a portion of Lessee's or any such guarantor's property, or if Lessee or any such guarantor makes an assignment for the benefit or creditors, or petitions for or enters into an arrangement, or if Lessee shall abandon the Demised Premises or suffer this Lease to be taken under any writ of execution, then in any such event Lessee shall be in default hereunder, and Lessor, in addition to other rights of remedies it may have, shall have the immediate right or re-entry and may remove all persons and property from the Demised Premises and such property may be removed and stored in a public warehouse or elsewhere at the cost of, and for the account of Lessee, all without service of notice or resort to legal process and without being guilty of trespass, or becoming liable for any loss or damage which may be occasioned thereby.
     b. Should Lessor elect to re-enter the Demised Premises, as herein provided, or should it take possession of the Demised Premises pursuant to legal proceedings or pursuant to any notice provided for by law, it may either terminate this Lease or it may from time to time, without terminating this Lease, make such alterations and repairs as may be necessary in order to relet the Demised Premises, and relet the Demised Premises or any part thereof upon such term or terms (which may be for a term extending beyond the term of this Lease) and at such rental or rentals and upon such other terms and conditions as Lessor in its sole discretion may deem advisable. Upon each such subletting all rentals received by Lessor from such reletting shall be applied first to the payment of any indebtedness other than rent due hereunder from Lessee to Lessor; second, to the payment of any costs and expenses of such reletting, including brokerage fees and attorney's fees and costs of such alterations and repairs; third, to the payment of the rent due and unpaid payment of future rent as the same may become due and payable hereunder. If such rentals received from such reletting during any month be less than that to be paid during that month by Lessee hereunder, Lessee, upon demand, shall pay any such deficiency to Lessor. No such re-entry or taking possession of the Demised Premises by Lessor shall be construed as an election on its part to terminate this Lease unless a written notice of such intention be given to Lessee or unless the termination thereof be decreed by a court of competent jurisdiction. Notwithstanding any such reletting without termination, Lessor may at any time after such re-entry and reletting elect to terminate this Lease for any such breach, in addition to any other remedies it may have, it may recover from Lessee all damages it may incur by reason of such breach, including the cost of recovering the Demised Premises, reasonable attorney's fees, and including the worth at the time of such termination of the excess, if any, of the amount of rent and charges equivalent to rent reserved in this Lease for the remainder of the stated term over the then reasonable rental value of the Demised Premises for the remainder of the slated term, all of which amounts shall be immediately due and payable from Lessee to Lessor.
     c. Lessor may, at its option, instead of exercising any other rights or remedies available to it in this Lease or otherwise by law, statue or equity, spend such money as is reasonably necessary to cure any default of Lessee herein and the amount so spent, and costs incurred, including attorney's fees in curing such default, shall be paid by Lessee, and additional rent, upon demand.
     d. In the event suit shall be brought for recovery of possession of the Demised Premises, for the recovery of rent of any other amount due under the provisions of this Lease, or because of the breach of any other covenant herein contained on the part of Lessee to be kept or performed, and a breach shall be established, Lessee shall pay to Lessor all expenses incurred therefor, including a reasonable attorney's fee, together with interest on all such expenses at the rate of ten percent (10%) per annum from the date of such breach of the covenants of this Lease.
     e. Lessee hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Lessee being evicted or dispossessed for any cause, or in the event of Lessor obtaining possession of the Demised Preemies, by reason of the violation by Lessee of any of the covenants or conditions of this Lease, or otherwise. Lessee also waives any demand for possession of the Demised Premises, and any demand for payment of rent and any notice of intent to re-enter the Demised Premises, or of intent to terminate this Lease, other than the notices above provided in this Article, and waives any and every other notice or demand prescribed by any applicable statues or laws.
     f. No remedy herein or elsewhere in this Lease or otherwise by law, statue or equity, conferred upon or reserved to Lessor or Lessee shall be exclusive of any other remedy, but shall be cumulative, and may be exercised from time to time and as often as the occasion may arise.

COVENANTS TO HOLD HARMLESS:

     18. Unless the liability for damage or loss is caused by the gross negligence of Lessor, its agents or employees, Lessee shall hold harmless Lessor from any liability for damages to any person or property in or upon the Demised Premises and the Premises, including the person and the property of Lessee and its employees and all persons in the Building at its or their invitation or sufferance, and from all damages resulting from Lessee's failure to perform the covenants of this Lease. All property kept, maintained or stored on the Demised Premises shall be so kept, maintained or stored at the sole risk of Lessee. Lessee agrees to pay all sums of money in respect of any labor, service, materials, supplies or equipment furnished or alleged to have been furnished to Lessee in or about the Premises, and not furnished on order of Lessor, which may be secured by and Mechanic's Materialmen's or other lien to be discharged at the time performance of any obligation secured thereby matures, provided that Lessee may contest such lien, but if such lien is reduced to final judgment and if such judgment or process thereon is not stayed, or if stayed and said stay expires, then and in each such event, Lessee shall forthwith pay and discharge said judgment. Lessor shall have the right to post and maintain on the Demised Premises, notices of non-responsibility under the laws of the State of Minnesota.

NON-LIABILITY:

     19. Subject the terms and conditions of Article 14 hereof, Lessor shall not be liable for damage to any property of Lessee or of others located on the Premises, not for the loss of or damage to any property of Lessee or of others by theft or otherwise. Lessor shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain or snow or leaks from any part of the Premises or from the pipes, appliances, or plumbing works or from the roof, street or subsurface or from any other place or by dampness or by any other cause of whatsoever nature. Lessor shall not be liable for any such damage caused by other Lessees or persons in the Premises, occupants of adjacent property, of the buildings, or the public or caused by operations in construction of any private, public or quasi-public work. Lessor shall not be liable for any latent defect in the Demised Premises. All property of Lessee kept or stored on the Demised Premises shall be so kept or stored at the risk of Lessee only and Lessee shall hold Lessor harmless from any claims arising out of damage to the same, including subrogation claims by Lessee's insurance carrier.

SUBORDINATION:

     20. This Lease shall be subordinated to any mortgages that may now exist or that may hereafter be placed upon the Demised Premises and to any and all advances made thereunder, and to the interest upon the indebtedness evidenced by such mortgages, and to all renewals, replacements and extensions thereof. In the event of execution by Lessor after the date of this Lease of any such mortgage renewal, replacement or extension, Lessee agrees to execute a subordination agreement with the holder thereof which agreement shall provide that:
     a. Such holder shall not disturb the possession and other rights of Lessee under this Lease so long as Lessee is not in default hereunder,
     b. In the event of acquisition of title to the Demised Premises by such holder, such holder shall accept Lessee as Lessee of the Demised Premises under the terms and conditions of this Lease and shall perform all the obligations of Lessor hereunder, and
     c.     Lessee shall recognize such holder as Lessor hereunder.
     Lessee shall, upon receipt of a request from Lessor therefore, within ten
(10) days after receipt of such request, execute and deliver to Lessor or to any proposed holder of a mortgage or trust deed or to any proposed purchaser of the Premises, a certificate in recordable form, certifying that this Lease is in full force and effect, and that there are no offsets against rent nor defenses to Lessee's performance under this Lease, or setting further any such offsets or defenses claimed by Lessee, as the case may be.

ASSIGNMENT OR SUBLETTING:

     21. Lessee agrees to use and occupy the Demised Premises throughout the entire term hereof for the purpose or purposes herein specified and for no other purposes, in the manner and to substantially the extent now intended, and not to transfer or assign this Lease or sublet said Demised Premises, or any part thereof, whether by voluntary act, operation of law, or otherwise, without obtaining the prior written consent of Lessor in each instance.
Lessee shall seek such consent of Lessor by a written request therefor, setting forth such information as Lessor may deem necessary. Lessor agrees not to withhold consent unreasonably. Consent by Lessor to any assignment of this Lease or to any subletting of the Demised Premises shall not be a waiver of Lessor's rights under this Article as to any subsequent assignment or subletting. Lessor's rights to assign this Lease are and shall remain unqualified. No such assignment or subleasing shall relieve Lessee from any of Lessee's obligations in this Lease contained, nor shall any assignment or sublease or other transfer of this Lease be effective unless the assignees, sublessee or transferee shall at the time of such assignment, sublease or transfer, assume in writing for the benefit of Lessor, its successors or assigns, all of the terms, covenants and conditions of this Lease thereafter to be performed by Lessee and shall agree in writing to be bound thereby. Should Lessee sublease in accordance with the terms of this Lease, fifty percent (50%) of any increase in rental received by Lessee over the per square foot rental rate which is being paid by Lessee shall be forwarded to and retained by Lessor, which increase shall be in addition to the Base Rent and Additional Rent due Lessor under this Lease. Lessee shall have the right to transfer its interest in the Lease with notice but without consent to an entity controlled by, controlling or under common control with Lessee.

ATTORNMENT:

     22. In the event of a sale or assignment of Lessor's interest, in the Premises, or the Building in which the Demised Premises are located, or this Lease, or if the Premises come into custody or possession of a mortgagee or any other party whether because of a mortgage foreclosure, or otherwise, Lessee shall attorn to such assignee or other party and recognize such party as Lessor hereunder; provided, however Lessee's peaceable possession will not be disturbed so long as Lessee faithfully performs its obligations under this Lease. Lessee shall execute, on demand, any attornment agreement required by any such party to be executed, containing such provisions and such other provisions as such party may require.

NOVATION IN THE EVENT OF SALE:

     23. In the event of the sale of the Demised Premises, Lessor shall be and hereby is relieved of all of the covenants and obligations created hereby accruing from and after the date of sale, and such sale shall result automatically in the purchaser assuming and agreeing to carry out all the covenants and obligations of Lessor herein. Notwithstanding the foregoing provisions of this Article, Lessor, in the event of a sale of the Demised Premises, shall cause to be included in this agreement of sale and purchase a covenant whereby the purchaser of the Demised Premises assumes and agree to carry out all of the covenants and obligations of Lessor herein.
     The Lessee agrees at any time and from time to time upon not less than ten (10) days prior written request by Lessor to execute, acknowledge and deliver to Lessor a statement in writing certifying that this Lease is unmodified and in full force and effect as modified and stating the modifications, and the dates to which the basic rent and other charges have been paid in advance, if any, it being intended that any such statement delivered pursuant to this paragraph may be relied upon by any prospective purchaser of the fee or mortgagee or assignee of any mortgage upon the fee of the Demised Premises.

SUCCESSORS AND ASSIGNS:

     24. The terms, covenants and conditions hereof shall be binding upon and inure to the successors and assigns of the parties hereto.

REMOVAL OF FIXTURES:

     25. Notwithstanding anything contained in Article 8, 29 or elsewhere in this Lease, if Lessor requests then Lessee will promptly remove at the sole cost and expense of Lessee all fixtures, equipment and alterations made by Lessee simultaneously with vacating the Demised Premises and Lessee will promptly restore said Demised Premises to the condition that existed immediately prior to said fixtures, equipment and alterations having been made all at the sole cost and expense of Lessee.

QUIET ENJOYMENT:

     26. Lessor warrants that it has full right to execute and to perform this Lease and to grant the estate demised, and that Lessee, upon payment of the rents and other amounts due and the performance of all the terms, conditions, covenants and agreements on Lessee's part to be observed and performed under this Lease, may peaceably and quietly enjoy the Demised Premises for the business uses permitted hereunder, subject, nevertheless, to the terms and conditions of this Lease.

RECORDING:

     27. Lessee shall not record this Lease without the written consent of Lessor. However, upon the request of either party hereto, the other party shall join in the execution of the Memorandum lease for the purposes of recordation. Said Memorandum lease shall describe the parties, the Demised Premises and the term of the Lease and shall incorporate this Lease by reference. This Article 27 shall not be construed to limit Lessor's right to file this Lease under Article 22 of this Lease.

OVERDUE PAYMENTS:

     28. All monies due under this Lease from Lessee to Lessor shall be due on demand, unless otherwise specified and if not paid when due, shall result in the imposition of a service charge for such late payment in the amount of five percent (5%) of the amount due.

SURRENDER:

     29. On the Expiration Date or upon the termination hereof upon a day other than the Expiration Date, Lessee shall peaceably surrender the Demised Premises broom-clean in good order, condition and repair, reasonable wear and tear only excepted. On or before the Expiration Date or upon termination of this Lease on a day other than the Expiration Date, Lessee shall, at its expense, remove all trade fixtures, personal property and equipment and signs from the Demised Premises and any property not removed shall be deemed to have been abandoned. Any damage caused in the removal of such items shall be repaired by Lessee and at its expense. All alterations, additions, improvements and fixtures (other than trade fixtures) which shall have been made or installed by Lessor or Lessee upon the Demised Premises and all floor covering so installed shall at the option of Lessor remain upon and be surrendered with the Demised Premises as a part thereof, without disturbance, molestation or injury, and without charge, at the expiration or termination of this Lease. If the Demised Premises are not surrendered on the Expiration Date or the date of termination, Lessee shall indemnify Lessor against loss or liability, claims, without limitation, made by any succeeding Lessee founded on such delay. Lessee shall promptly surrender all keys for the Demised Premises to Lessor at the place then fixed for payment of rent and shall inform Lessor of combinations of any locks and safes on the Demised Premises.

HOLDING OVER:

     30. In the event of a holding over by Lessee after expiration or termination of this Lease without the consent in writing of Lessor, Lessee shall be deemed a lessee at sufferance and shall pay rent for such occupancy at the rate of twice the lease-current aggregate Base and Additional Rent, prorated for the entire holdover period, plus all attorney's fees and expenses incurred by Lessor in enforcing its rights hereunder, plus any other damages occasioned by such holding over. Except as otherwise agreed, any holding over with the written consent of Lessor shall constitute Lessee a month-to-month lessee.

ABANDONMENT:

     31. In the event Lessee shall remove its fixtures, equipment or machinery or shall vacate the Demised Premises or any part thereof prior to the Expiration Date of this Lease, or shall discontinue or suspend the operation of its business conducted on the Demised Premises for a period of more than thirty (30) consecutive days (except during any time when the Demised Premises may be rendered untenantable by reason of fire or other casualty), then in any such event Lessee shall be deemed to have abandoned the Demised Premises and Lessee shall be in default under the terms of this Lease.

CONSENTS BY LESSOR:

     32. Whenever provision is made under this Lease for Lessee securing the consent or approval by Lessor, such consent or approval shall only be in writing and shall not be unreasonably withheld or delayed.

NOTICES:

     33. Any notice required or permitted under this Lease shall be deemed sufficiently given or secured if sent by registered or certified return receipt mail to Lessee at 3600 Holly Lane North, Plymouth, Minnesota 55441 and to Lessor at the address then fixed for the payment of rent as provided in
Article 4 of this Lease, and either party may by like written notice at any time designate a different address to which notices shall subsequently be sent or rent to be paid.

RULES AND REGULATIONS:

     34. Lessee shall observe and comply with the rules and regulations as Lessor may prescribe, on written notice to Lessee for the safety, care and cleanliness of the Building.

INTENT OF PARTIES:

     35. Except as otherwise provided herein, Lessee covenants and agrees that if it shall any time fail to pay any such cost or expenses, or fail to take out, pay for, maintain or deliver any of the insurance policies above required, or fail to make any other payment or perform any other act on its part to be made or performed as in this Lease provided, then Lessor may, but shall not be obligated so to do, and without notice to or demand upon Lessee and without waiving or releasing Lessee from any obligations of Lessee in this Lease contained, pay any such cost or expense, effect any such insurance coverage and pay premiums therefor, and may make any other payment or perform any other act on the part of Lessee to be made and performed as in this Lease provided, in such manner and to such extent as Lessor may deem desirable, and in exercising any such right, to also pay all necessary and incidental costs and expenses, employ counsel and incur and pay reasonable attorneys' fees.
All sums so paid by Lessor and all necessary and incidental costs and expenses in connection with the performance of any such act by Lessor, together with interest thereon at the rate of twelve percent (12%) per annum from the date of making of such expenditure, by Lessor, shall be deemed additional rent hereunder, and shall be payable to Lessor on demand. Lessee covenants to pay any such sum or sums with interest as aforesaid and Lessor shall have the same rights and remedies in the event of the non-payment thereof by Lessee as in the case of default by Lessee in the payment of the Base Rent payable under this Lease.

GENERAL:

     36. The Lease does not create the relationship of principal and agent or of partnership or of joint venture or of any association between Lessor and Lessee, the sole relationship between the parties hereto being that of Lessor ad Lessee.
     No waiver of any default of Lessee hereunder shall be implied from any omission by Lessor to take any action on account of such default if such default persists or is repeated, and no express waiver shall affect any default other than the default specified in the express waiver and that only for the time and to the extent therein stated. One or more waivers by Lessor shall not then be construed as a waiver of a subsequent breach of the same covenant, term or condition. The consent to or approval by Lessor of any act by Lessee requiring Lessor's consent or approval shall not waive or render necessary Lessor's consent to or approval of any subsequent similar act by Lessee shall be construed to be both a covenant and a condition. No action required or permitted to be taken by or on behalf of Lessor under the terms or provisions of this Lease shall be deemed to constitute an eviction or disturbance of Lessee's possession of the Demised Premises. All preliminary negotiations are merged into and incorporated in this Lease. The laws of the State of Minnesota shall govern the validity, performance and enforcement of this Lease.
     a. This Lease and the exhibits, if any, attached hereto and forming a part hereof, constitute the entire agreement between Lessor and Lessee affecting the Demised Premises and there are no other agreements, either oral or written, between them other than are herein set forth. No subsequent alteration, amendment, change or addition to this Lease shall be binding upon Lessor or Lessee unless reduced to writing and executed in the same form and manner in which this Lease is executed.
     b. If any agreement, covenant or condition of this Lease or the application thereof to any person or circumstances shall, to any extent, be invalid or unenforceable, the remainder of this Lease, or the application of such agreement, covenant or condition to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each agreement, covenant or condition of this Lease shall be valid and be enforced to the fullest extent permitted by law.

HAZARDOUS MATERIAL:

     37.     a.     The Demised Premises hereby leased shall be used by and/or at the sufferance of Lessee only for the purpose set forth in Article 11 above and for no other purposes. Lessee shall not use or permit the use of the Demised Premises in any manner that will tend to create waste or a nuisance, or will tend to unreasonably disturb other Lessees in the Building or the Premises. Lessee, its employees and all persons visiting or doing business with Lessee in the Demised Premises shall be bound by and shall observe the reasonable rules and regulations made by Lessor relating to the Demised Premises, the Building or the Premises of which notice in writing shall be given to Lessee, and all such rules and regulations shall be deemed to be incorporated into and form a part of this Lease.
     b. Lessee covenants throughout the Lease Term, at Lessee's sole cost and expense, promptly to comply with all laws and ordinances and the orders, rules and regulations and requirements of all federal, state and municipal governments and appropriate departments, commissions, boards, and officers thereof, and the orders, rules and regulations of the Board of Fire Underwriters where the Demised Premises are situated, or any other body now or hereafter as well as extraordinary, and whether or not the same require structural repairs or alterations, which may be applicable to the Demised Premises, or the use or manner of use of the Demised Premises. Lessee will likewise observe and comply with the requirements of all policies of public liability, fire and all other policies of insurance at any time in force with respect to the buildings and improvements on the Demised Premises and the equipment thereof.
     c. In the event any Hazardous Material (hereinafter defined) is brought or caused to be brought into or onto the Demised Premises, the Building or the Premises by Lessee, Lessee shall handle any such material in compliance with all applicable federal, state and/or local regulations. For purposes of this Article, "Hazardous Material" means and includes any hazardous, toxic or dangerous waste, substance or material defined as such in (or for purposes of) the Comprehensive Environmental Response, Compensation, and Liability Act, and so-called "Superfund" or "Superlien" law, or any federal, state or local statue, law, ordinance, code, rule, regulation, order decree regulation, relating to, or imposing liability or standards of conduct concerning, any hazardous, toxic or dangerous waste, substance or material, as now or at any time hereafter in effect. Lessee shall submit to Lessor on an annual basis copies of its approved hazardous materials communication plan, OSHA monitoring plan, and permits required by the Resource Recovery and Conservation Act of 1976, if Lessee is required to prepare, file or obtain any such plans or permits. Lessee will indemnify and hold harmless Lessor from any losses, liabilities, damages, costs or expenses (including reasonable attorneys' fees) which Lessor may suffer or incur as a result of Lessee's introduction into or onto the Demised Premises, Building or Premises of any Hazardous Material. This Article shall survive the expiration or sooner termination of this Lease.

CAPTIONS:

     38. The captions are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Lease nor the intent or any provision thereof.

ATTACHMENTS:

     39. See also rider attached hereto and made a part hereof containing articles 42 through Article 44 inclusive as well as Exhibits A through Exhibit D, inclusive, which Exhibits are attached hereto and made a part hereof.

     Exhibit            Description
     Exhibit A          Legal Description
     Exhibit B          Demised Premises
     Exhibit C          Building Rules and
                        Regulations
     Exhibit D          Improvements


SUBMISSION:

     40. Submission of this instrument to Lessee or proposed Lessee or his agents or attorneys for examination, review, consideration or signature does not constitute or imply an offer to lease, reservation of space, or option to lease, and this instrument shall have no binding legal effect until execution hereof by both Lessor/Owner and Lessee or its agents.

REPRESENTATION:

     41. It is agreed and understood that Mr. Jonathan R. Yanta and Mr. Jason J. Meyer, agent or broker with United Properties Brokerage Company, are Plymouth Ponds Development II, LLC , Lessor in this transaction. Lessor holds Lessee harmless from all commissions due United properties Brokerage Company as a result of this Lease.

IN WITNESS WHEREOF, Lessor and Lessee have caused these presents to be executed in form and manner sufficient to bind them at law, as of the day and year first above written.




Lessee                                  Lessor:
                                        PLYMOUTH PONDS DEVELOPMENT, LLC
                                        a Minnesota limited liability company
By: /s/ Ronald B. Thomas                By:  /s/ Bradley L. Moen
Its:   President                        Its:   Governor




STATE OF MINNESOTA

COUNTY OF HENNEPIN                                        ss:


on this 30TH day of March, 1999, personally came before me, a Notary Public within and for said County, Ronald B. Thomas, to me well known to be the same persons described in and who executed the foregoing instrument, and acknowledged that they executed the same as their free act and deed.


   /s/ Mark Shulstad
Notary Public


My commission expires:January 31, 2000




STATE OF MINNESOTA

COUNTY OF HENNEPIN                           ss:


on this 30TH day of March, 1999, personally came before me, a Notary Public within and for said County, Bradley L. Moen, to me well known to be the same persons described in and who executed the foregoing instrument, and acknowledged that they executed the same as their free act and deed.


  /s/ Mark Shulstad
Notary Public

My commission expires:January 31, 2000

                              LEASE ADDENDUM


This Indenture of Lease, dated this 30th day of March, 1999, by and between Plymouth Ponds Development II, LLC, a Minnesota limited liability company, hereinafter referred to as "Lessor", and Astrocom Corporation, hereinafter referred to as "Lessee".

The purpose of this addendum is to add or make changes to the existing lease for the following agreements:

BASE RENT:

42.     Term        Rates psf N.N.N.     Annual Net Rents   Monthly Net Rents
    Years 1 - 5       $ 9.20               $88,982.40           $7,415.20

WAREHOUSE ACCESS:

43. Landlord shall provide and permit Lessee access to the warehouse area adjacent to the Demised Premises during normal business hours to allow storage of garbage and recycling dumpsters in designated area of said warehouse area, permit Lessee use of and access to the loading docks in said warehouse area, and permit Lessee access to the phone room in said warehouse area.

IMPROVEMENTS:

44. Landlord shall provide up to but not to exceed $22,990.00 in Tenant Improvements.

By signing below, both parties agree to the above referenced terms and conditions.


LESSEE                              LESSOR

ASTROCOM CORPORATION               PLYMOUTH PONDS DEVELOPMENT II, LLC
A Minnesota Corporation            a Minnesota limited liability company

By: /S/ Ronald B. Thomas               By: /s/ Bradley L. Moen

Its: President                         Its: Governor

Date: March 30, 1999                   Date: March 30, 1999

                              EXHIBIT A

                          LEGAL DESCRIPTION

                            Lot 1, Block 2
                       Plymouth Ponds Business Park

                                 EXHIBIT B
                             DEMISED PREMISES

                    3500 Holly Lane North, Suite #60
                      Hennepin County, Plymouth, MN



                         See Original for details

                                 EXHIBIT C

                       BUILDING RULES AND REGULATIONS


1. Any sign, lettering, picture, notice or advertisement installed on or in any part of the premises and visible from any exterior or interior common area of the Complex or from the exterior of the Premises, shall be installed at Lessee's sole cost and expense, and in such manner, character and style as Lessor may approve in writing. Anything herein to the contrary notwithstanding, approval as to signs shall be subject to Lessor's approval which may be withheld in Lessor's sole discretion. In the event of a violation of the foregoing by Lessee, Lessor may remove the same without any liability and may charge the expense incurred by such removal to Lessee.

2     The Real Estate Tax payable is allocated according to the square footage leased as compared to the total building square footage.

3     Lessee, its employees, customers, invitees and guests shall not obstruct sidewalks, entrances, passages, corridors, vestibules, halls, or stairways in and about the Complex which are used in common with other tenants and their employees, customers, guests and invitees, and which are not a part of the Premises of Lessee. Lessee shall not place objects against glass partitions or doors or windows which would be unsightly from the Complex corridors or from the exterior of the Complex and will promptly remove any such objects upon notice from Lessor.

4     Lessee shall not make excessive noises, cause disturbances or vibrations, use or operate any electrical or mechanical devices that emit excessive sound or other waves, disturbances or create obnoxious odors, nor operate any device/equipment for radio/television broadcasting or reception from or within the Complex or elsewhere and shall not place or install any projections, antennas, aerials or similar devices inside or outside the Premises or on the Complex.

5     Lessee shall not waste electricity, water or air conditioning furnished by Lessor, if any, and shall cooperate fully with Lessor to ensure the most effective operation of the Complex's heating and air conditioning systems.

6     Lessee assumes full responsibility for protecting its space from theft, robbery and pilferage, which includes keeping doors locked and other means of entry to the Premises closed and secured after normal business hours.

7     In no event shall Lessee bring into the Complex flammables, such as gasoline, kerosene, naphtha, benzene, explosives or any other article of intrinsically dangerous nature. If, by reason of the failure of Lessee to comply with the provisions of this subparagraph, any insurance premium for all or any part of the Complex shall at any time be increased, Lessee shall make immediate payment of the whole of the increased insurance premium, without waiver of any of Lessor's other rights at law or in equity for Lessee's breach of this lease.

8     Lessee shall comply with all applicable federal, state and municipal laws, ordinances and regulations, and building rules and shall not directly or indirectly make any use of the Premises which may be prohibited by any of the foregoing or which may be dangerous to persons or property or may increase the cost of insurance or require additional insurance coverage.

9     Lessor shall have the right to prohibit any advertising by Lessee which in Lessor's reasonable opinion tends to impair the reputation of the Complex or its desirability as a building complex for office/warehouse use, and upon written notice from Lessor, Lessee shall refrain from or discontinue such advertising.

10    The Premises shall not be used for cooking (as opposed to heating of food), lodging, sleeping or for any immoral or illegal purpose.

11    Unless expressly permitted by Lessor, no additional locks or similar devices shall be attached to any door or window and no keys other than those provided by Lessor shall be made for any door. If more than two keys for one lock are desired by Lessee, Lessor may provide the same upon payment by Lessee. Upon termination of this Lease or of Lessee's possession, Lessee shall surrender all keys of the Premises and shall explain to Lessor all combination locks on safes, cabinets and vaults.

12     Any carpeting cemented down shall be installed with a releasable
adhesive. In the event of a violation of the      foregoing by Lessee, Lessor
may charge the expense incurred by removal to Lessee.

13 The restrooms, drinking fountains and other plumbing fixtures shall not be used for any purpose other than those for which they are constructed, and no sweepings, rubbish, rags, coffee grounds or other substances shall be thrown therein. All damages resulting from any misuse of the fixtures shall be borne by Lessee who, or whose employees, agents, visitors or licensees have caused same. No person shall waste water by interfering or tampering with the faucets or otherwise.

14     Lessee shall not overload any utilities serving the Premises.

15     No dog or other animal shall be allowed in the Complex.

16     All loading/unloading, receiving/delivery of goods/supplies or disposal of garbage/refuse shall be made only through entryways provided for such purposes. Lessee shall be responsible for any damage to the Complex or the property of its employees or others and injuries sustained by any person whomsoever resulting from the use or moving of such articles in or out of the Premises, and shall make all repairs and improvements required by Lessor or governmental authorities in connection with the use or moving of such articles.

17     All safes, equipment or other heavy articles shall only be used by
Lessee in a manner which will not interfere with or cause damage to the Premises or the Complex in which they are located, or to the other tenants or occupants of said Complex. Lessee shall be responsible for any damage to the building or the property of its employees or others and injuries sustained by any person whomsoever resulting from the use or moving of such articles in or out of the Premises, and shall make all repairs and improvements required by Lessor or governmental authorities in connection with the use or moving of such articles.

18     Canvassing, soliciting, and peddling in or about the Complex is prohibited and each Lessee shall cooperate to prevent the same.

19     Wherever in these Building Rules and Regulations the word "Lessee"
occurs, it is understood and agreed that it shall mean Lessee's associates, employees, agents, clerks, invitees, and visitors. Wherever the word "Lessor" occurs, it is understood and agreed that it shall mean Lessor's assigns, agents, clerks, and visitors.

20     Lessor shall have the right to enter upon the Premises at all reasonable hours for the purpose of inspecting the same.

21     Lessor shall have the right to enter the Premises at hours convenient to Lessee for the purpose of exhibiting the same to prospective tenants.

22     Lessee, its employees, customers, invitees and guests shall, when using the parking facilities in and around the Complex, observe and obey all signs regarding fire lanes and no parking zones, and when parking always park between the designated lines. Lessor reserves the right to tow away, at the expense of the owner, any vehicle which is improperly parked or parked in a no parking zone. All vehicles shall be parked at the sole risk of the owner, and Lessor assumes no responsibility for any damage to or loss of vehicles. No vehicles shall be parked overnight.

23     In case of invasion, mob, riot, public excitement, or other commotion,
Lessor reserves the right to prevent access to the Complex during the continuance of the same by closing the doors or otherwise, for the safety of the tenants or the protection of the Complex and the property therein. Lessor shall in no case be liable for damages resulting from any error or action taken with regard to the admission to or exclusion from the Complex of any person.

24     All entrance doors to the Premises shall be locked when the Premises are not in use. All common corridor doors, if any, shall also be closed during times when the air conditioning equipment in the Complex is operating so as not to dissipate the effectiveness of the system or place an overload thereon.

25     Lessee shall be responsible for all repair, maintenance and replacement of mechanical systems and devices directly associated with Lessee's demised premises, including, but not limited to, heating and air conditioning equipment, water heaters, exhaust fans, plumbing and electrical. Lessor must be advised of any such repair, etc. and must approve of any such repair.

26     Alterations of any nature to the demised premises by Lessee shall require written approval of Lessor. Such approval shall be at the sole discretion of Lessor. In the event of a violation of the foregoing by Lessee, Lessor may remove the same without any liability and may charge the expense incurred by such removal to Lessee.

27 No awning or other projection shall be attached to the outside walls of the Complex. No curtains, blinds, shades or screens visible from the exterior or interior common area of the Complex or visible from the exterior of the Premises, shall be attached to, hung in, or used in connection with any window or door of the Premises without the prior written consent of Lessor. Such curtains, blinds, shades, screens or other fixtures must be of a quality, type, design and color, and attached in manner approved by Lessor.

28     Lessee and Lessee's employees, agents, visitors and licensees shall observe faithfully and comply strictly with the foregoing rules and regulations and such other and further appropriate rules and regulations as Lessor or Lessor's agent may from time to time adopt. Reasonable notice of any additional rules and regulations shall be given in such manner as Lessor may reasonably elect.

29     Lessor reserves the right at any time to rescind, alter or waive, in whole or in part, any of these Rules and Regulations when deemed necessary, desirable, or proper, in Lessor's judgment, for its best interest or for the best interest of the tenants of the Complex. Lessee reserves the right to refuse compliance with any subsequent additional rules and regulations added to those agreed to at the time of signing the lease.

                                    EXHIBIT D

                             PLYMOUTH PONDS BUILDING


I.     BUILDING STANDARD TENANT LEASE FINISH

A.     DEMISING PARTITION OFFICE, WAREHOUSE SEPARATION WALL, AND TOILET WALL
PARTITION:
Shall be 5/8" fire rated gypsum wallboard on 3-5/8" metal studs to underside of deck. Gypsum wallboard interior face to office and toilet rooms shall be taped, bedded and sanded to accept scheduled wall finish. Gypsum wallboard interior to warehouse shall not be taped.

B.     INTERIOR PARTITIONS:
Shall be 5/8" fire rated gypsum wallboard on 3-5/8" metal studs to the underside of suspended ceiling grid at 9' 6" above finished floor. Gypsum wallboard is taped, bedded and sanded to accept scheduled wall finish. Gypsum wallboard applications to the inside face of the exterior wall, in office areas only, shall extend to 9' 6" above finish floor, applied to metal furring strips and be taped, bedded and sanded to accept scheduled wall finish.

C.     FLOOR COVERING:
Shall be selected from either 30-32 oz. cut pile nylon or 22-26 oz. level loop nylon in building standard colors in office areas. Carpet shall be directly glued down on concrete floor slab. Carpet base shall be 4" carpet base in building standard color. Warehouse area concrete floor slabs have been sealed at the time of installation with curing sealer.

D.     CEILING HEIGHTS / CEILING SUSPENSION SYSTEM AND ACOUSTICAL CEILING
TILE:
Shall be 24" x 48" second-look revealed edge lay-in panel ceiling tile in 15/16" exposed white suspended steel grid at 9' 6" clear height in office area. The warehouse ceiling is exposed structure, unpainted, at 24' average clear height to bottom of bar joists.

E.     WALL FINISHES:
Two coats of scrubbable flat latex wall paint on office walls in building standard paint manufacturers' colors, including 20% wall covering.

F.     INTERIOR DOORS:
Shall be 3' 0" x 8' 0" x 1-3/8" steel frame doors. Sidelights are optional at additional cost.

G.     RESTROOMS:
Shall consist of two toilet room facilities including all plumbing fixtures to code, exhaust fan and hot water heater. Walls will be painted gypsum board with ceramic tile to 4' 0" above finish floor on fixture wall only and ceramic base throughout. Ceramic tile floor and base shall be provided in toilet rooms and shared corridor space. Toilet room ceiling will be 2' x 4' acoustical ceiling tile. Toilet accessories will include a toilet paper holder and metal toilet partitions (when necessary). All toilet rooms will be handicap accessible.

H.     MECHANICAL:
Gas-fired roof top heating/air conditioning units for office area, metered to each tenant with controls in tenant space. Sized for 1 ton air conditioning load for 450 square feet of office area. Warehouse space heating shall be sized for the average of 40 BTU per square foot, (assuming the presence of 1 rolling overhead exterior door in warehouse space).

I.     PLUMBING:
Toilet room fixtures shall consist of a white porcelain handicap accessible floormount toilet, a white porcelain lavatory and electric hot water heater sized to service restroom requirements. A white porcelain handicap accessible drinking fountain will be provided. A commodity wall hung janitor sink will be provided, recessed behind doors when necessary.

J.     FIRE PROTECTION:
Wet pipe sprinkler system and fire protection controls are installed in building shell as per regulatory codes. One semirecessed head per 225 square feet in the office area and one head per 130 square feet in the warehouse area will be provided. Head relocation, if required by tenant plan, is done under tenant lease finish cost.

K.     ELECTRICAL SERVICE:
Shall consist of 2500 amp 277/480 volt, 3-phase service, amp service complete with distribution panel and circuit breakers for only equipment provided.

L.     ELECTRICAL RECEPTACLES:
Shall be duplex receptacles providing one receptacle per 150 square feet of office space and one duplex receptacle in warehouse located at panel. One light switch will be provided per 200 square feet of office. Two switches allowed per warehouse space. All receptacle and switchplate covers shall be ivory color.

M.     TELEPHONE:
One 4' x 4' plywood telephone board for mounting equipment by others will be provided. Empty conduit through walls to empty box, one telephone outlet will be provided per 200 square feet of office area, located to accommodate tenant's own telephone installation. NO phone cable or equipment will be provided or installed by Landlord. Any communication or computer cable must be fire rated for installation in the air plenum ceiling.

N.     LIGHT FIXTURES:
Shall be 2' x 4' recessed fluorescent parabolic light fixtures. One fixture shall be provided per eighty (80) square feet of rentable office area. Twenty-five (25) 30-foot candles of light provided in warehouse. The lighting will be 8' fluorescent strip fixtures.


II.     IMPROVEMENTS PROVIDED AT LESSEE'S EXPENSE

All improvements constructed to the Premises that are in addition to the tenant improvements listed in this Exhibit shall be approved by Lessor and the cost thereof shall be paid by Lessee.


III.     DESIGN OF TENANT IMPROVEMENTS

Lessee shall retain the services of Lessor's architect for the purposes of office and warehouse layouts to prepare the necessary drawings including without limitation, Basic Plans and Final Plans (Lessee's Plans) for construction of Lessee improvements. All Lessee's Plans shall be subject to approval of Lessor.