Form 10QSB
period 1999-06-30
ASTROCOM CORP
filed 1999-08-13
CIK 215155

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             FORM 10-QSB
                             (Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 For the quarterly period ended June 30, 1999
                                   or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act For the transition period  from ______________ to
_________________

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                              Yes ____No ____

                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,999,161

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           ASTROCOM CORPORATION
                              BALANCE SHEETS
                                            June 30, 1999   December 31, 1998
                                             (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents             $        419,468  $        549,337
     Accounts receivable, less allowance            126,821           239,199
     Inventories                                    440,653           566,751
     Prepaid expenses                                24,269            39,919
Total current assets                              1,011,211         1,395,206

PROPERTY AND EQUIPMENT
     Property and equipment                         706,830         2,122,466
     Accumulated depreciation                      (557,270)       (1,879,913)
Net property & equipment                            149,560           242,553

License agreements, net                              85,625            65,625

Other assets                                         10,000             7,572

Total assets                                $     1,256,396  $      1,710,956

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               106,629           100,425
     Accrued expenses                                93,507            84,907
     Current portion of lease settlement costs       32,992            31,703
Total current liabilities                           233,128           217,035

Lease settlement costs                               19,502            36,327

Shareholders' equity:
     Preferred stock                                200,000           200,000
     Common stock                                 1,499,520         1,499,520
     Additional paid-in capital                   8,079,387         8,079,387
     Accumulated deficit                         (8,775,141)       (8,321,313)
Total shareholders' equity                        1,003,766         1,457,594

Total liabilities and shareholders' equity   $    1,256,396  $      1,710,956

See accompanying notes to financial statements.




                           ASTROCOM CORPORATION
                  STATEMENTS OF OPERATIONS (UNAUDITED)

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                    1999       1998       1999       1998
Net sales                      $ 438,987   $ 713,692   $ 968,289 $  1,541,596

Cost of products sold            268,646     490,153     646,566    1,034,666

Gross profit                     170,341     223,539     321,723      506,930

Operating expenses
     Selling and administrative  233,773     263,995     478,844      534,205
     Research and development    117,462      62,413     258,185      114,166
Total operating expenses         351,235     326,408     737,030      648,371

Operating loss                  (180,894)   (102,869)   (415,307)    (141,441)

Other income (expense)
     Interest income               3,775       2,016       8,800        2,234
     Interest expense             (1,157)    (76,881)     (3,749)    (144,282)
     Other expense               (37,162)        (45)    (37,559)        (759)
Total other income (expense)     (34,544)    (74,910)    (32,508)    (142,807)

Net loss before taxes           (215,438)   (177,779)   (447,815)    (284,248)

Taxes                                  0         500          13        1,500

Net loss                        (215,438)   (178,279)   (447,828)    (285,748)

Less preferred stock dividends     3,000       3,000       6,000        6,000

Loss applicable to              $(218,438)  $(181,279)  $(453,828) $ (291,748)
  common share

Loss per common share - basic  $   (0.01)  $   (0.02) $   (0.03)  $    (0.03)
  and diluted

Weighted average number of    14,999,161  11,726,604 14,999,161   11,123,689
  common shares outstanding

See accompanying notes to financial statements.


                           ASTROCOM CORPORATION
                   STATEMENTS OF CASHFLOWS (UNAUDITED)
                                                Six Months Ended June 30,
                                                1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                    $   (447,828)    $   (285,748)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                   85,408           74,888
  Amortization of debt discount                        0           95,984
  Interest on debt converted to common stock           0            1,274
  Loss (gain) on disposal of equipment            36,977             (243)
  Changes in operating assets and liabilities:
    Accounts receivable                          112,378           17,017
    Inventories                                  126,098            3,980
    Prepaid expenses                              15,650           40,690
    Other assets                                  (2,428)               0
    Accounts payable                               6,204         (121,001)
    Accrued expenses                               2,600          (27,096)
Net cash used in operating activities            (64,941)        (200,256)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                          (8,475)               0
  Purchase of license agreements                 (42,500)         (50,000)
  Proceeds from sale of equipment                  1,583            3,790
Net cash used in investing activities            (49,392)         (46,210)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                          0        1,466,900
  Proceeds from exercise of warrants and options       0           30,000
  Net proceeds from factoring agreement                0          (59,282)
  Payments on notes payable                            0         (435,000)
  Payments on lease settlement obligations       (15,536)          (2,852)
Cash provided by financing activities            (15,536)         999,767

Net decrease in cash                            (129,869)         753,301
Cash at beginning of period                      549,337           31,830
Cash at end of period                        $   419,468      $   785,131

SUPPLEMENTAL CASH FLOW INFORMATION:
Conversion of notes payable to common stock            0           25,000


See accompanying notes to financial statements.

                            Astrocom Corporation
                        Notes to Financial Statements
                               June 30, 1999

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

2.  Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis. Inventories at June 30, 1999 and December 31, 1998 consisted of the following:


                                   June 30, 1999       December 31, 1998
Raw materials                            198,402                 169,666
Work in process                          269,163                 431,172
Finished goods                            85,982                 104,154
Less obsolescence reserve               (112,894)               (138,154)
                                         440,653                 566,751
3.  Loss Per Share

The Company follows Financial Accounting Standards Board Statement No. 128,
Earnings Per Share. Basic earnings per share exclude the dilutive effect of options, warrants and convertible securities, while diluted earnings per share include such effects. For all periods presented, the Company's basic and diluted loss per share are the same because the effects of all options, warrants and convertible securities were antidilutive.
















ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This Report contains certain forward-looking statements that project or estimate future events. When used in this Form 10-QSB, the words "believes", "expects", "anticipates", "intends", and similar expressions are intended to identify forward-looking statements. These statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results or those currently projected. Readers are cautioned not to place undue reliance on these forward-looking statements.

Results of Operations

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:



                     Three Months    % Increase     Six Months   % Increase
                     Ended June 30,  (Decrease)    Ended June 30, (Decrease)
                    1999       1998               1999      1998
Net Sales          100.0%     100.0%   (38.5)%    100.0%    100.0%   (37.2)%
Cost of Sales       61.2       68.7    (45.2)      66.8      67.1    (23.8)
Gross Profit        38.8       31.3    (23.8)      33.2      32.9    (37.5)
Selling and Admin.  53.3       37.0    (11.4)      49.4      34.7    (10.4)
Research and Dev.   26.7        8.7     88.2       26.7       7.4    126.1
Operating Loss     (41.2)     (14.4)    75.8      (42.9)     (9.2)   193.6
Other Expense       (7.9)     (10.6)   (53.9)      (3.3)     (9.3)   (77.2)
Net Loss           (49.1)%    (25.0)%   20.8%     (46.2)%   (18.5)%  (56.7)%

     Net Sales.  Net sales for the three month and six month periods ended
June 30, 1999 were $438,987 and $968,289, reflecting decreases of 38.5% and 37.2%, respectively, over the comparable periods of 1998. The ongoing weakness in sales for the quarter is the result of continued reduced demand from a few significant customers and a general seasonal slowdown in the market. Shipment of two new products began in the second quarter but did not contribute substantial revenue for the period. The Company is continuing its new product development projects, and is also focusing on establishing a network of manufacturers' representatives to sell its products in the United
States market.

     Gross Profit. Gross profit margin for the three and six month periods ended June 30, 1999 was 38.8% and 33.2%, respectively, as compared to 31.3% and 32.9% for the comparable periods of 1998. This improvement is primarily attributable to reduced labor costs and increased volume of higher margin repair revenue. Gross margins will continue to be affected by sales volume, product mix and the distribution channel used.

     Operating Expenses. Selling and administrative expenses were $233,773 for the three month period ended June 30, 1999, a decrease of 11.4% from the comparable period of 1998. For the six month period ended June 30, 1999, selling and administrative expenses were $478,844, a decrease of 10.4% from the comparable period of 1998. Administrative expenses decreased because of reduced reliance on outside professional services.

     Research and development expenses were $117,462 for the three month period ended June 30, 1999, an increase of 88.2% from the comparable period in 1998. For the six month period ended June 30, 1999, research and development expenses were $258,185, an increase of 126.1% from the comparable period of 1998. These increases were due to a larger engineering staff and the costs associated with new product development, including product testing and prototype parts.

     Other Income (Expense). Interest expense for the three month period ended June 30, 1999 decreased to $1,157 from $76,881 in the comparable period in 1998. For the six month period ended June 30, 1999, interest expense decreased to $3,749 from $144,282 in the comparable period of 1998. The higher interest expense in 1998 was associated with the bridge financing that was repaid in June 1998 with the proceeds of a private placement of equity.

     Other expense during 1999 included the disposal of $1,424,111 of obsolete equipment. Most of this equipment was fully depreciated, so the result was a loss amounting to $36,977.

     Net Loss. The Company reported a net loss of $(215,438) and $(447,828) respectively for the three and six month periods ended June 30, 1999, compared to a net loss of $(178,279) and $(285,748) for the comparable periods of 1998.
The increased loss is attributable to reduced sales and increased expenditures on product development.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1999, the Company's operations were funded by existing working capital. Net working capital declined to $778,083 on June
30, 1999 from $1,178,171 on December 31, 1998.  Cash decreased to $419,468 on
June 30, 1999 from $549,337 on December 31, 1998. This decrease in cash is largely due to the Company's net operating loss.

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


PART II.  OTHER INFORMATION

Item 5.  Other Information

1.  Sarah B. Fjelstul resigned as Vice President, Corporate Controller and
Assistant Secretary effective July 16, 1999.

Item 6.  Exhibits and Reports on Form 8-K

None






SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 13, 1999

                                                         ASTROCOM CORPORATION

                                                   By:____/S/________________
                                                             Ronald B. Thomas
                                        President and Chief Executive Officer



