Form 10QSB
period 1999-09-30
ASTROCOM CORP
filed 1999-11-12
CIK 215155

United States Securities and Exchange Commission
                         Washington, D.C. 20549
                              FORM 10-QSB
                               (Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended September 30, 1999
                                   or
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

      _____________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes _X_No ____

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                               Yes _X_No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,999,161


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 September 30, 1999         December 31, 1998
                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents   $         169,785          $         549,337
     Accounts receivable,                  142,648                    239,199
      less allowance
     Inventories                           478,577                    566,751
     Prepaid expenses                       17,665                     39,919
Total current assets                       808,675                  1,395,207

Property and equipment
     Property and equipment                706,830                  2,122,466
     Accumulated depreciation             (578,037)                (1,879,913)
Net property & equipment                   128,793                    242,553

License agreements, net                     71,719                     65,625

Other assets                                10,000                      7,572

Total assets                     $       1,019,187          $       1,710,956

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                      122,423                    100,425
     Accrued expenses                       97,823                     84,907
     Current portion of lease               33,648                     31,703
       settlement costs
Total current liabilities                  253,894                    217,035

Lease settlement costs                      10,844                     36,327

Shareholders' equity:
     Preferred stock                       200,000                    200,000
     Common stock                        1,499,520                  1,499,520
     Additional paid-in capital          8,079,387                  8,079,387
     Accumulated deficit                (9,024,458)                (8,321,313)
Total shareholders' equity                 754,449                  1,457,594

Total liabilities and            $       1,019,187          $       1,710,956
   shareholders' equity

See accompanying notes to financial statements.

                          Astrocom Corporation
                  Statements of Operations (Unaudited)


                              Three Months Ended         Nine Months Ended
                                 September 30               September 30
                               1999        1998          1999          1998
Net sales                 $ 237,949     725,155      $ 1,206,238    2,266,751
Cost of products sold       151,496     464,369          798,062    1,499,035
Gross profit                 86,453     260,786          408,176      767,716

Operating expenses
     Selling and admin.     213,290     221,651          692,134      755,856
     Research and dev.      122,022      83,278          380,207      197,444
Total operating expenses    335,312     304,929        1,072,341      953,300

Operating loss             (248,859)    (44,143)        (664,165)    (185,584)

Other income (expense)
     Interest income          2,964      10,063           11,764       12,297
     Interest expense          (997)     (2,008)          (4,746)    (146,290)
     Other expense              575         (53)         (36,985)        (812)
Total other income (expense)  2,542       8,002          (29,967)    (134,805)

Net loss before taxes      (246,317)    (36,141)        (694,132)    (320,389)

Taxes                             0         250               13        1,750

Net loss                   (246,317)    (36,391)        (694,145)    (322,139)

Less preferred stock          3,000       3,000            9,000        9,000
   dividends
Loss applicable to       $ (249,317)    (39,391)     $  (703,145)    (331,139)
   common shares
Loss per common share -  $    (0.02)      (0.00)     $     (0.05)       (0.03)
   basic and diluted
Weighted average number  14,999,161  14,839,986       14,999,161   12,373,137
   of common shares
   outstanding

See accompanying notes to financial statements.

                        Astrocom Corporation
                Statements of Cashflows (Unaudited)

                                                Nine Months Ended September 30
                                                      1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $(694,145)       $ (322,139)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                     120,081           116,300
  Amortization of debt discount                           0            95,984
  Interest on debt converted to common stock              0             1,274
  Professional fees paid in warrants and stock            0            30,000
  Loss (gain) on disposal of equipment               35,979              (243)
  Changes in operating assets and liabilities:
    Accounts receivable                              96,550           248,786
    Inventories                                      88,174          (142,507)
    Prepaid expenses                                 22,254            46,679
    Other assets                                     (2,428)                0
    Accounts payable                                 21,998          (163,728)
    Accrued expenses                                  3,917           (33,618)
Net cash used in operating activities              (307,621)         (123,212)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of equipment                             (8,475)           (5,501)
  Purchase of license agreements                    (42,500)          (87,500)
  Proceeds from sale of equipment                     2,583             3,790
Net cash used in investing activities               (48,392)          (89,211)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of stock                             0         1,466,900
  Proceeds from exercise of warrants and options          0            30,000
  Net proceeds from factoring agreement                   0           (62,806)
  Payments on notes payable                               0          (435,000)
  Payments on lease settlement obligations          (23,539)           (4,320)
Cash provided by financing activities               (23,539)          994,774

Net decrease in cash                               (379,552)          782,351
Cash at beginning of period                         549,337            31,830
Cash at end of period                             $ 169,785        $  814,181

SUPPLEMENTAL CASH FLOW INFORMATION:
Conversion of notes payable to common stock               0            25,000


See accompanying notes to financial statements.



                           Astrocom Corporation
                      Notes to Financial Statements
                            September 30, 1999

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

2.  Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis. Inventories at September 30, 1999 and December 31, 1998 consisted of the following:

                                September 30, 1999         December 31, 1998
Raw materials                         $219,022                  $169,666
Work in process                        265,711                   431,172
Finished goods                         107,802                   104,154
Less obsolescence reserve             (113,958)                 (138,154)

                                      $478,577                  $566,751

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

Results of Operations

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

                       Three Months                 Nine Months
                           Ended      % Increase       Ended      % Increase
                       September 30,  (Decrease)   September 30,  (Decrease)
                      1999      1998               1999      1998
Net Sales            100.0%    100.0%   (67.2)%   100.0%    100.0%   (46.8)%
Cost of Sales         63.7      64.0    (67.4)     66.2      66.1    (46.8)
Gross Profit          36.3      36.0    (66.8)     33.8      33.9    (46.8)
Selling and           89.6      30.6     (3.8)     57.4      33.3     (8.4)
  Administrative
Research and          51.3      11.5     46.5      31.5       8.7     92.6
Operating Loss      (104.6)     (6.1)   463.8     (55.1)     (8.2)   257.9
Other Expense          1.1       1.1    (68.2)     (2.5)     (5.9)   (77.8)
Net Loss            (103.5)%    (5.0)%  576.9%    (57.5)%   (14.2)%  115.5%

     Net Sales. Net sales for the three month and nine month periods ended September 30, 1999 were $237,949 and $1,206,238, reflecting decreases of 67.2% and 46.8%, respectively, over the comparable periods of 1998. The decrease in sales was due to a marked decrease in orders from the top three customers with no offsetting increase from other customers. Management attributes the overall decrease in sales to the company's limited product family competing against much larger companies with broader product lines. New product development has been targeted at repositioning the Company to more niche oriented products.

     Gross Profit. Gross profit margin for the three and nine month periods ended September 30, 1999 was 36.3% and 33.8%, respectively, as compared to 36.0% and 33.9% for the comparable periods of 1998. While the decrease in gross profit is directly attributable to the lower sales volume; the gross margin percentage remained relatively constant due to a decrease in labor and burden in manufacturing. Gross margins will continue to be affected by sales volume, product mix and the distribution channel used.

     Operating Expenses. Selling and administrative expenses were $213,290 for the three month period ended September 30, 1999, a decrease of 3.8% from the comparable period of 1998. For the nine month period ended September 30, 1999, selling and administrative expenses were $692,134, a decrease of 8.4% from the comparable period of 1998. Administration expenses decreased compared to 1998 due to a lower reliance on outside services and staff attrition. Selling expenses increased slightly in the first nine months of 1999 compared to 1998 due to trade show expenses and additional salary expenses.

     Research and development expenses were $122,022 for the three month period ended September 30, 1999, an increase of 46.5% from the comparable period in 1998. For the nine month period ended September 30, 1999, research and development expenses were $380,207, an increase of 92.6% from the comparable period of 1998. These increases were due to a larger engineering staff and the costs associated with new product development.

     Other Income (Expense). Interest expense for the three month period ended September 30, 1999 decreased to $997 from $2,008 in the comparable period in 1998. For the nine month period ended September 30, 1999, interest expense decreased to $4,746 from $146,290 in the comparable period of 1998. The higher interest expense in 1998 was associated with the bridge financing that was repaid in September 1998 with the proceeds of a private placement of equity.

     Other expense during 1999 included the disposal of $1,424,111 of obsolete equipment. Most of this equipment was fully depreciated, so the result was a loss amounting to $35,979.

     Net Loss. The Company reported a net loss of $(246,317) and $(694,145) for the three and nine month periods ended September 30, 1999, respectively, compared to a net loss of $(36,391) and $(322,139) for the comparable periods of 1998. The increased loss is attributable to reduced sales and increased expenditures on product development.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1999, the Company's operations were funded by existing working capital. Net working capital declined to $544,781 on September 30, 1999 from $1,178,171 on December 31, 1998. Cash decreased to $169,785 on September 30, 1999 from $549,337 on December 31, 1998. This decrease in cash is largely due to the Company's net operating loss.

     To cover current operating requirements, the Company has a pending agreement with a lending institution for a $500,000 line of credit based on accounts receivable that the Company believes it will implement within the next month. The Company's level of accounts receivable would allow it to borrow substantially less than $500,000 at the present time. In addition, the Company is pursuing financing to cover mid- and long-term needs. The Company currently believes that its available sources of funds will be adequate to finance current operations and anticipated investments for the current year.

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

PART II.  OTHER INFORMATION

Item 5.  Other Information

On November 3, 1999, Frederic H. Sweeny joined the company as Sr. Vice President of Sales and Marketing. Mr. Sweeny has 30 years of experience in sales, marketing and management in the data communications market. His experience building successful sales organizations in our industry, especially in the area of manufacturers' sales representatives, will help guide the company as we look forward to future growth opportunities.

Prior to joining Astrocom, Mr. Sweeny was an independent management consultant for a number of companies in technology related businesses. From December 1992 to August 1997, he served as Chief Executive Officer of Unimax Corporation, a designer and developer of configuration management software for multivendor telecommunications systems. As Sr. Vice President of Marketing for Lee Data Corporation from 1981 to 1986, Mr. Sweeny was instrumental in building that organization to a publicly held $100 million company. From 1987 to 1989, he served as CEO and President of Check Technology Corporation where he increased sales from $13 million to $18 million while bringing the company from a significant loss to profitability. Mr. Sweeny has also held numerous senior level sales and marketing positions with Printware, Four Phase Systems and Unisys.

Mr. Sweeny is a member of the board of directors of a number of small high technology private companies. He has a bachelor's degree in Business Administration (Industrial Management and Marketing) from The University of Connecticut.

Item 6.  Exhibits and Reports on Form 8-K

None

                                SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 9, 1999

                                                          ASTROCOM CORPORATION

                                                    By:_____/s/_______________
                                                              Ronald B. Thomas
                                         President and Chief Executive Officer