Form 10KSB
period 1999-12-31
ASTROCOM CORP
filed 2000-03-30
CIK 215155

Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-KSB

     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the fiscal year ended December 31, 1999

                    Commission File Number 0-8482

                          ASTROCOM CORPORATION
       (Exact name of small business issuer as specified in its charter)

                               Minnesota
       (State or other jurisdiction of incorporation or organization)
                              41-0946755
                   (I.R.S. Employer Identification No.)

          3500 Holly Lane North, Suite 60, Plymouth Minnesota 55447
             (Address and zip code of principal executive office)

                             (612) 378-7800
              (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.10 per share
                              (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $1,461,831.

As of March 23, 2000, the aggregate market value of the voting stock held by non-affiliates was $28,469,080, computed by reference to the average of the bid and asked prices on such date, as reported by the OTC Bulletin Board.

As of March 23, 2000, there were outstanding 26,014,161 shares of the registrant's common stock, par value $.10 per share, and 200,000 shares of the registrant's preferred stock, par value $1.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 24, 2000, are incorporated by reference into


Part III.


Transitional Small Business Disclosure Format:  Yes       No  X .

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

(b)  Business of the Company

Products

The Company develops, manufactures, markets and services electronic devices which address key areas of wide area data, voice and video communication networks. The Company's current products can be generally placed in the following product categories: T1 and Fractional T1 CSU/DSU's and Multiplexers, 56/64K Kbps DDS CSU/DSU's, Inverse Multiplexers and Statistical Multiplexers. These products contain all the features and functionality of industry standard counterparts combined with application specific added value features which address the requirements of the Internet, Video Conferencing and Corporate Internetworking markets. Advanced features of the Company's products help organizations make better use of their bandwidth and reduce capital costs.

The Company's products are backed by 2-year, 5-year and lifetime warranties which include its signature Customer Service program which provides 24 hours a day, 7 days a week toll-free technical support and overnight replacement of failed units.

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

Manufacturing

In 1999, the Company subcontracted over 92% of its manufacturing operations to outside organizations specializing in manufacturing. The Company believes that there are several outside organizations who could provide the specialized manufacturing services required by the Company.

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

Sources and Availability of Raw Materials

The Company uses both turnkey and consigned manufacturing subcontractors. (Under the turnkey approach, the subcontractor buys the material; under the consigned approach, Astrocom buys and supplies the material to the subcontractor.) Components and raw materials are purchased from an assortment of suppliers, manufacturers and distributors throughout the United States.
The Company believes that there are several sources of supply for the required components and raw materials.

Significant Customers

In 1999 and 1998, the Company had two customers that accounted for approximately 41% and 43%, respectively, of the Company's net sales. One company accounted for approximately 30% and 38% of the Company's net sales in 1999 and 1998, respectively; the other accounted for approximately 11% and 5% of net sales, respectively. No other customer accounted for more than 10% of the Company's net sales during this period.

Patents

The Company has no patents, exclusive licenses, franchises or concessions which are of material importance to its business. The Company has registered the trademark "WanMaster" with the United States Patent and Trademark Office.

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

Research and Development

The Company spent $496,877 in 1999 and $325,067 in 1998 for research and development. The Company deducts internal research and development costs as items of expense as they occur. The Company recognizes that the sale of electronic products will require continuous development of new products and refinement of established products.

Environmental Issues

Management believes that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials in the environment or otherwise relating to the protection of the environment should have no material effect upon the capital expenditures, earnings and competitive position of the Company's operations.

Employees

As of March 23, 2000, the Company had a total of 17 employees. No employees are currently represented by labor organizations and there are no collective bargaining agreements. The Company provides paid holidays and vacations. In addition, the Company provides and partially funds group medical and dental insurance.

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

Private Placements

On August 28, 1997, and September 17, 1997, the Company accepted subscription agreements covering an aggregate $510,000 loaned to the Company by 17 accredited investors, and authorized the issuance of 12% Subordinated Convertible Promissory Notes and five-year Warrants to such investors.
The Notes were convertible into common stock of the Company at 80% of the quoted stock price on the date of conversion. The Warrants provide for the issuance of an aggregate 765,000 shares of common stock, at $.50 per share.

In June 1998, the Company sold 4,191,143 shares of common stock to certain accredited investors in a private placement, resulting in net proceeds of $1,466,900. A portion of the proceeds were used to pay off the aforementioned convertible short-term notes.

From December 27, 1999, through March 13, 2000, the Company sold 11,000,000 shares of common stock to accredited investors in a Regulation D private placement, resulting in net proceeds of $2,081,440. The proceeds will be used primarily for working capital. Of said 11,000,000 shares, 4,560,000 shares were sold by R.J. Steichen Co. pursuant to the terms of an Agency Agreement under which the Company paid R.J. Steichen & Co. a commission of $118,560 and issued to it an Agent's Warrant for 456,000 shares of the Company's common stock.

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

On March 30, 1999, the Company entered into a five-year lease agreement with Plymouth Ponds Development II,LLC, for 9,672 square feet of office and manufacturing space at 3500 Holly Lane North, Suite 60, Plymouth, Minnesota. The lease runs through March 31, 2004, and provides for rental payments of $7,415.20 per month.


ITEM 3.   LEGAL PROCEEDINGS

On July 27, 1983, the Board of the Minnesota Pollution Control Agency found the Company and 13 other corporations to be responsible persons under the Minnesota Superfund Act and thereby secondarily liable for the cleanup of hazardous wastes given to Ecolotech and Brian Carriere. Ecolotech collected such waste materials from the Company during the period 1973 to 1978. On January 25, 1984, the Company and the 13 other corporations entered into an agreement to share the costs of cleanup and litigation in proportion to the respective volumes of waste materials given by each to Ecolotech. As of March 13, 1998, the Company had paid approximately $171,000 pursuant to the agreement, none of which was paid during 1997. The cleanup was completed on February 1, 1986. During February, 1987, a judgment was obtained in favor of the Company and the 13 other corporations against Carriere Properties and others. No estimate can be given as to the collectibility of said judgment. The Company believes that any costs or liabilities that it may incur in connection with any latent problems will not have a material effect on the financial condition of the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                            PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

The Company's Common Stock is traded on the Over-the-Counter Bulletin Board system under the symbol ATCC. The following table sets forth the high and low selling prices for the Company's Common Stock for 1999 and 1998:


                                   1999                    1998
                              High      Low           High      Low


First Quarter                 37/64     1/4           15/16     11/32
Second Quarter                 7/16     1/4           11/16     13/32
Third Quarter                  9/32     1/8           17/32      1/8
Fourth Quarter                19/64     3/32          15/32      3/16

(b)  Holders

On March 23, 2000 the Company had approximately 650 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Astrocom Corporation, a public company (O.T.C, ATCC), was incorporated in 1968 to design, manufacture and distribute telecommunications products to serve the short-haul communication market by providing line drivers and other equipment for local area networks (LANs). Since 1989, the Company has developed several high speed digital access communications equipment linking facilities through wide area networks (WANs). Astrocom's CSU/DSUs (Channel Service Unit/Digital Service Unit) function as an interface to high bandwidth telephone company services for such applications as high-speed Internet access, video conferencing, and corporate internetworking. Astrocom multiplexers reduce telecommunications costs by combining up to seven separate data paths into a single communication line. In 1999, the Company began development of a line of Inverse Multiplexers that enable the user to bundle multiple wide area network (WAN) lines into a single data path. These Inverse Multiplexers allow customers to increase WAN bandwidth in increments of slower speed, lower cost, more readily available lines; thus, reducing costs and providing increased bandwidth where high speed lines may not be available or are too expensive. Astrocom products are used by Internet service providers, telephone service providers, government and educational entities, private enterprises and others. Astrocom sells its products through a direct sales force, manufacturer's representatives and a network of distributors and value-added resellers (VARs). The Company is also an original equipment manufacturer
(OEM) for a major computer networking products catalog.

Results of Operation

The following table presents selected financial information derived from the Company's statements of operations expressed as a percentage of net sales for the years indicated.

                       Percentage of Net Sales for Years Ended December 31,
                                1999                1998               1997
Net Sales                       100.0%              100.0%             100.0%
Cost of Sales                    75.2                67.9               78.3
Write-off of Inventory            --                  --                 9.0
Gross Profit                     24.8                32.1               12.7
Selling and Administrative       64.4                34.3               46.1
Research and Development         34.0                11.2               15.3
Operating Loss                  (73.6)              (13.4)             (48.7)
Other Income (Expense)           (2.1)               (4.5)              (3.1)
Net Loss                        (75.7)%             (17.9)%            (51.8)%

Years ended December 31, 1999 Compared to 1998

Net Sales. Net sales for the year ended December 31, 1999 decreased by 50% to $1,461,831 compared to $2,896,563 for the same period ended December 31, 1998. The decrease in sales was due to a significant decrease in orders during 1999 from the top three customers in 1998 and a general slowdown from all customers. Management attributes the decrease in sales to the company's limited product line competing against much larger companies with broader product lines. New product development is targeted at a product strategy that repositions the company in niche markets where manufacturing and sales channel size are less important factors. In addition, the company is expanding the sales force and signing up a network of Manufacturer's Representatives to increase product visibility.

Gross Profit. Gross profit for the year ended December 31, 1999 was $362,681 compared to $930,724 in 1998 (25% and 32% of net sales, respectively). The decrease in gross margin percentage is due to an increase in inventory reserve. In the fourth quarter of 1999, the Company recorded a $107,397 net increase in inventory reserves against cost of sales for slow moving inventory. Without the increased inventory reserve the gross margin percentage remained constant even with the lower sales volume due to a decrease in labor and burden in manufacturing. The Company expects gross profit margins to remain at these levels, but also to be effected by sales volume, product mix and the distribution channel used.

Selling and Administrative Expenses. Selling and administrative expenses in total decreased to $941,766 in 1999 from $992,972 in 1998. Selling and marketing expenses, however, increased by 20% for the year; the increase was primarily in the fourth quarter due to increased sales activity and additional salary expenses. Administration expenses decreased compared to 1998 due to a lower reliance on outside services and reduced staff .

Research and Development Expenses. Research and development expenses increased by 53% to $496,877 in 1999 from $325,067 in 1998. These increases were due to a larger engineering staff and increased costs associated with new product development. The Company has hired additional staff and expects to increase its investment in new product development in future periods.

Other Income and Expense. Other expense, net, was $30,404 for the period ending December 31, 1999 compared to $127,776 for the same period in 1998. Interest expense decreased to $6,005 from $147,877 in 1998. The higher interest expense in 1998 was associated with the bridge financing that was repaid in September 1998. The increase in other expenses in 1999 included the disposal of $1,424,111 of obsolete equipment in the second quarter; most of this equipment was fully depreciated, so the result was a loss amounting to $35,979.

Net Loss. Net loss increased 114% to $1,107,305 in 1999 from $517,094 in 1998. The increased loss is attributable to the lower gross profit, with the increased expenditures in product development and sales being offset by the reduction in administrative and other income expenses.

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

Other Income and Expense. Other expense, net, was $127,779 for the period ending December 31, 1998 compared to $114,149 for the same period in 1997. High interest levels in both years reflected the cost of the bridge financing raised during the third quarter of 1997 and repaid at the end of the second quarter of 1998. Other expenses were lower in 1997 because they were offset by a gain on the sale of a software license associated with the intellectual property known as the Port Extender.

Net Loss. Net loss decreased 73% to $517,094 in 1998 from $1,890,563 in 1997. The reduced loss is attributable to a higher gross profit and lower operating expenses in 1998.

Liquidity and Capital Resources

The Company began raising capital via private placement of equity during the fourth quarter of 1999; at year-end an initial closing on $505,000 was conducted. Net working capital decreased to $655,048 on December 31, 1999 from $1,178,171 on December 31, 1998. Cash increased to $557,637 on December 31, 1999 from $549,337 on December 31, 1998.

Management remains focused on running profitable operations that generate adequate cash flow to meet current obligations on a timely basis. The Company currently believes that its available sources of funds will be adequate to finance current operations and anticipated investments for the next twelve months.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7.   FINANCIAL STATEMENTS




                         Astrocom Corporation

                         Financial Statements


                      December 31, 1999 and 1998




                               Contents

Report of Independent Auditors......................................13

Audited Financial Statements

Balance Sheets......................................................14
Statements of Operations............................................16
Statements of Shareholders' Equity..................................17
Statements of Cash Flows............................................18
Notes to Financial Statements.......................................19

                       Report of Independent Auditors


Board of Directors
Astrocom Corporation

We have audited the accompanying balance sheets of Astrocom Corporation as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astrocom Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.


Minneapolis, MN
                                   March 14, 2000
                                   /s/ Ernst & Young, LLP


                         Astrocom Corporation
                            Balance Sheets


                                                   December 31
                                               1999           1998
Assets
Current assets:
  Cash and cash equivalents                    $ 557,637      $ 549,337
  Accounts receivable, less allowance of
   $5,000 in 1999 and $40,000 in 1998             57,639        239,199
  Inventories                                    289,985        566,751
  Prepaid expenses                                28,780         39,919
Total current assets                             934,041      1,395,206

Buildings, machinery, and equipment:
  Buildings                                        6,298          5,230
  Machinery and equipment                        356,106      1,258,887
  Office furniture and fixtures                  358,238        858,349
  Total buildings, machinery and equipment       720,642      2,122,466
  Accumulated depreciation                      (597,394)    (1,879,913)
                                                 123,248        242,553

Other assets                                      10,000          7,572

License agreements, less amortization of
  $73,000 in 1999 and $22,000 in 1998              62,900         65,625
Total assets                                  $1,130,189     $1,710,956

See accompanying notes.









                                                      December 31
                                                  1999          1998
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                               $ 128,106   $ 100,425
  Accrued compensation                              53,674      32,120
  Other accrued expenses                            63,332      52,787
  Current portion of lease settlement costs         33,881      31,703
Total current liabilities                          278,993     217,035

Lease settlement costs                               7,907      36,327

Shareholders' equity:
  Preferred stock, $1.00 par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - 200,000        200,000     200,000
  Common stock, $.10 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 17,524,161
      (14,999,161 in 1998)                       1,752,020   1,499,520
  Additional paid-in capital                     8,331,887   8,079,387
  Accumulated deficit                           (9,440,618) (8,321,313)
Total shareholders' equity                         843,289   1,457,594

Total liabilities and shareholders' equity      $1,130,189  $1,710,956

See accompanying notes.










                        Astrocom Corporation

                      Statements of Operations


                                                Year ended December 31
                                                 1999             1998
Net sales                                   $ 1,461,831      $2,896,563
Cost of products sold                         1,099,150       1,965,839
Gross profit                                    362,681         930,724

Selling and administrative expenses             941,766         992,972
Research and development expenses               496,877         325,067
Operating expenses                            1,438,643       1,318,039

Operating loss                               (1,075,962)       (387,315)

Other income (expense):
  Interest income                                13,613          19,854
  Other income (expense)                        (38,012)            243
  Interest expense                               (6,005)       (147,876)

Net loss before income taxes                 (1,106,366)       (515,094)

Income taxes                                        939           2,000

Net loss                                     (1,107,305)       (517,094)

Less preferred stock dividends                   12,000          12,000

Loss applicable to common shares            $(1,119,305)    $  (529,094)

Net loss per common share - basic
  and diluted                                     $(.07)          $(.04)
Weighted average number of common
  shares outstanding                         15,006,079      13,032,042

See accompanying notes.







                                            Astrocom Corporation

                                     Statements of Shareholders' Equity



                                                                      Additional
                                  Preferred         Common Stock        Paid-In    Accumulated
                                    Stock       Shares       Amount     Capital      Deficit         Total
Balance, December 31, 1997        $200,000    10,464,951   $1,046,099  $6,974,073   $(7,792,219)  $ 427,953
  Exercise of warrants and
    stock options                        -       100,000       10,000      20,000             -      30,000
  Issuance of common stock
    for debt conversion                  -        72,479        7,248      19,026             -      26,274
  Dividends on preferred stock           -             -            -           -       (12,000)    (12,000)
  Issuance of common stock for 401(k)    -        20,588        2,059       3,502             -       5,561
  Issuance of common stock
    for services provided                -       150,000       15,000      15,000             -      30,000
  Issuance of common stock
    private placement                    -     4,191,143      419,114   1,047,786             -   1,466,900
  Net loss                               -             -            -           -      (517,094)   (517,094)
Balance, December 31, 1998         200,000    14,999,161    1,499,520   8,079,387    (8,321,313)  1,457,594
  Issuance of common stock
    private placement                    -     2,525,000      252,500     252,500             -     505,000
Dividends on preferred stock             -             -            -           -       (12,000)    (12,000)
Net loss                                 -             -            -           -    (1,107,305) (1,107,305)
Balance, December 31, 1999        $200,000    17,524,161   $1,752,020  $8,331,887   $(9,440,618)   $843,289

See accompanying notes.

                             Astrocom Corporation

                           Statements of Cash Flows
                                                      Year ended December 31
                                                        1999          1998
Cash flows from operating activities
Net loss                                           $(1,107,305)  $  (517,094)

Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                       153,807       172,134
   Amortization of debt discount                             -        95,985
   Net losses (gains) on disposal of equipment          38,012          (243)
   Issuance of stock for 401(k) match                        -         5,561
   Interest on debt converted to common stock                -         1,274
   Professional fees paid in warrants and stock              -        30,000
   Changes in assets and liabilities:
     Accounts receivable                               181,560       318,463
     Inventories                                       276,766       (45,666)
     Prepaid expenses                                   11,139        11,178
     Other assets                                       (2,428)            -
     Accounts payable                                   27,681      (406,851)
     Accrued expenses                                   20,099       (38,543)
Net cash used in operating activities                 (400,669)     (373,802)

Cash flows from investing activities
Purchases of equipment                                 (21,739)      (12,216)
Proceeds from sale of equipment                              -         3,790
Purchase of license agreements                         (48,050)      (87,500)
Net cash used in investing activities                  (69,789)      (95,926)

Cash flows from financing activities
Proceeds from sale of stock                            505,000     1,466,900
Cash received from exercise of warrants and options          -        30,000
Net payments for factoring arrangement                       -       (62,806)
Payments on convertible debt                                 -      (435,000)
Payments on notes payable and lease
  settlement obligations                               (26,242)      (11,859)
Net cash provided by financing activities              478,758       987,235

Increase in cash                                         8,300       517,507
Cash at beginning of year                              549,337        31,830
Cash at end of year                               $    557,637   $   549,337

Supplemental cash flow information
Conversion of notes payable into common stock     $          -   $    25,000

See accompanying notes.

                           Astrocom Corporation

                       Notes to Financial Statements

                            December 31, 1999


1. Nature of Business and Significant Accounting Policies

Nature of Business and Operations

Astrocom Corporation (the "Company") designs, manufactures, and markets advanced digital communications equipment for the data transmission needs of corporations and other large organizations. Primary sales for the Company's products are based in the domestic and Canadian markets.

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

Licenses Acquired

The cost of licenses acquired are capitalized and amortized over their estimated two to four year useful life.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Inventories

Inventories consisted of the following:

                                                         1999         1998

Purchased parts, materials and supplies                $228,430     $169,666
Work in process                                         208,144      431,172
Finished products                                        98,962      104,067
Less obsolescence reserve                              (245,551)    (138,154)
                                                       $289,985     $566,751

3. Debt

Short-term Notes Payable:

During 1997, the Company borrowed $510,000 through issuance of subordinated convertible promissory notes payable and warrants to purchase 765,000 shares of common stock at $.50 per share. The beneficial conversion feature and the warrants were valued and recorded as a discount to the notes payable which was accreted as interest expense over the term of the notes. Notes for $25,000, plus accrued interest, were converted into 72,479 shares during 1998. The then remaining notes totaling $435,000 were paid off in June 1998.

Lease Settlement Costs:

During 1993, the Company assumed lease guarantees for certain operations sold in 1990 when the buyer filed bankruptcy. The settlement with lessors was recorded at its present value of $125,000 using an 8% interest rate. During 1997, the Company renegotiated the settlement agreement extending the payment terms through 2001. Future settlement payments are as follows:

2000                                                 $33,881
2001                                                   7,907
Total minimum settlement payments                     41,788
Less current portion                                  33,881
Long-term portion                                   $  7,907

4. Operating Leases

The Company's non-cancelable operating lease agreement for an office building expired during the year. The Company moved offices and signed a new lease agreement which expires March 2004. Rental expense included in operations for the leases for the years ended December 31, 1999 and 1998 totaled $119,540 and $123,584, respectively. Future minimum rentals under the operating lease agreement are as follows:

Year ending:
  2000                                                 $  88,982
  2001                                                    88,982
  2002                                                    88,982
  2003                                                    88,982
Thereafter                                                22,246
                                                        $378,174
5. Shareholders' Equity

Preferred Stock

On April 5, 2000, each share of the preferred stock is callable at the option of the Company at a price of $2.00 per share. The preferred stock bears a coupon rate of 6% payable quarterly and is convertible into common stock at $.46 per share. Cumulative dividends in arrears at December 31, 1999 and 1998 were $32,361 and $20,361, respectively, and are included in accrued expenses.

Common Stock

In 1996, the Company sold 3,501,000 units in a private placement of its common stock, resulting in net proceeds to the Company of $3,046,000. Each unit sold in the private placement consisted of one share of common stock and one redeemable warrant. Each redeemable warrant entitled the holder to purchase one share of common stock at $1.50 per share. During 1999, the Company extended the expiration date of the redeemable warrants from September 1999 to September 2004 and reduced the exercise price to $.75 per share. The Company may redeem the warrants at $.01 per warrant at any time subsequent to 180 days after the issuance of the redeemable warrant if the closing price of the Company's common stock is above $2.00 per share for twenty consecutive days subsequent to the date the redeemable warrants are first redeemable. In connection with the private placement, the Company granted the selling agent a warrant to purchase 350,100 shares of common stock at an exercise price of $1.00 per share. The warrant expires five years after the date of grant.

In 1998, the Company sold 4,191,143 shares in a private placement of its common stock, resulting in net proceeds of $1,466,900. A portion of the proceeds were used to pay off the convertible short-term notes due in July 1998.

In 1999, the Company commenced a private placement for the sale of 11,000,000 shares of common stock. During 1999, the Company received $505,000 in proceeds for 2,525,000 shares. The remaining net proceeds of $1,576,000 were received subsequent to year-end. In connection with the private placement, the Company granted the selling agent a warrant to purchase 456,000 shares of common stock at an exercise price of $.20 per share. The warrant expires five years from the date of grant.

6. Stock Options and Warrants

The Company's stock option plans authorize the granting of incentive and non-qualified stock options generally at exercise prices equal to the grant date market value of the underlying stock. Options granted generally vest over a period of 48 months with a 5 year term.

A summary of outstanding options is as follows:
                                                                   Weighted
                                   Shares                           Average
                                  Reserved          Options         Exercise
                                  for Grant       Outstanding       Price Per
                                                                      Share

Balance, December 31, 1997        1,685,875          683,500         $  .56
  Granted                          (373,167)         373,167            .43
  Exercised                               -         (100,000)           .30
  Canceled/expired                   64,000          (64,000)           .53
  Net decrease in shares reserved
    for grant                      (184,875)               -              -
Balance, December 31, 1998        1,191,833          892,667            .54
  Granted                          (700,000)         700,000            .21
  Canceled/expired                  316,500         (316,500)           .53
Balance, December 31, 1999          808,333        1,276,167         $  .36

As of December 31, 1999 there were 1,084,500 options outstanding with exercise prices between $.20 and $.50, and 191,667 options outstanding with exercise prices between $.53 and $3.53. At December 31, 1999 outstanding options had a weighted-average remaining contractual life of 4 years.

The number of options exercisable as of December 31, 1999 and 1998 was 448,667 and 418,667, respectively, at weighted average exercise prices of $.54 and $.58 per share, respectively.

The weighted average fair value of options granted during the years ended December 31, 1999 and 1998 was $.19 and $.35 per share, respectively.

Pro Forma Disclosures

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively: risk-free interest rate of 5.5%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 1.829% and 1.207%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   1999            1998
Pro forma loss application to common shares   $ (1,133,446)    $ (1,798,199)

Pro forma loss per common share - basic       $       (.08)    $       (.14)
  and diluted

Note: The pro forma effect on the net loss for 1999 and 1998 is not representative of the pro forma effect on net income (loss) in the future years because it does not take into consideration pro forma compensation expense related to option grants made prior to 1995.

Warrants

The Company has granted warrants for the purchase of shares of the Company's common stock to officers, directors and certain debt and equity holders. With the exception of warrants granted to certain officers, the warrants are fully vested upon issuance and expire in varying amounts through 2008. Information with respect to warrants granted as of December 31, 1999 and 1998 is summarized as follows:
                                                                 Warrant
                                                                Price Per
                                                Shares            Share

Outstanding at December 31, 1997               8,662,308      $.29 to $1.94
  Granted                                        739,613          .35
  Canceled                                       (62,235)      .30 to  1.88
Outstanding at December 31, 1998               9,339,686       .29 to  1.94
  Granted                                        764,000       .19 to   .20
  Canceled                                      (711,570)      .50 to  1.00
Outstanding at December 31, 1999               9,392,116      $.19 to $1.94

In August 1998, the Company issued a warrant to its President for the purchase of 739,613 shares of common stock at $.35 per share. The warrant vested immediately and expires in August 2008.

In September 1999, the Company issued a warrant to its Vice President of Sales and Marketing for the purchase of 64,000 shares of common stock at $.19 per share. The warrant vested immediately and expires September 1, 2004.

In November 1999, the Company issued an additional warrant to its Vice President of Sales and Marketing for the purchase of 700,000 shares of common stock at $.20 per share. The warrants vest 25% semiannually beginning on May 1, 2000 and expire November 1, 2006.

7. Income Taxes

Deferred tax assets and liabilities consisted of the following:

                                             1999               1998

Net operating loss carry forwards        $3,278,000          $3,147,000
Inventory                                    83,000              42,000
Other                                        49,000              73,000
Deferred tax assets                       3,410,000           3,262,000

Depreciation                                 35,000              51,000
Deferred tax liability                       35,000              51,000
                                          3,375,000           3,211,000
Less valuation allowance                 (3,375,000)         (3,211,000)
Net deferred tax assets                  $        -          $        -

The Company has net operating loss carryforwards at December 31, 1999 of approximately $9,600,000, which are available to reduce income taxes payable in future years. These carryforwards will expire at various times through the year 2020. Carryforwards of approximately $565,000 expired in 1999.

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

8. Retirement Plan

The Company has a Retirement Savings Plan for its employees which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may match up to 25% of the employees' contributions to a maximum of 3% of the employee's annual salary. Employees vest immediately in their contribution and vest in the Company's contribution after one year of service. There were no contributions to the Plan during 1999. The Company's contribution to the Plan in 1998 was 20,588 shares of common stock, with fair market value of $5,561 at the date of contribution. Future matching contributions will be determined annually by the Board of Directors.

9. Major Customers

For the year ended December 31, 1999, the Company had net sales to two customers which totaled 37.9% of the total net sales for the year. The receivable balance due from these customers was $17,384 at December 31, 1999.

For the year ended December 31, 1998, the Company had sales to three customers which totaled 53% of total sales for the year. The receivable balance due from these customers was $146,271 at December 31, 1998.

10. Supplemental Cash Flow Information

The Company made interest payments of $6,005 and $52,261 for the years ended December 31, 1999 and 1998, respectively.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disagreements with accountants have occurred within the two-year period ended December 31, 1999, which required reporting on Form 8-K.

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

     3(v) Amendment to Restated Bylaws of the Company adopted by the directors on February 21,1988 [incorporated by reference to
             Exhibit 3(iv) to Form 10-K for the year ended December 31, 1988 (File 0-8482)].

     3(vi) Amendment to Restated Bylaws of the Company adopted by the directors on July 31, 1989 [incorporated by reference to Exhibit 3(vi) to Form 10-K for the year ended December 31,1989
             (File 0-8482)].

     3(vii) Amendment to Restated Articles of Incorporation of the Company approved by shareholders at December 20, 1996 meeting [incorporated by reference to Exhibit 3(vii) to Form 10-KSB for the year ended December 31, 1996
             (File 0-8482)].

     10(i) 1988 Stock Option Plan of the Company as approved by shareholders at May 25, 1988 meeting [incorporated by reference to Exhibit 10(iv) to Form 10-K for the year ended December 31, 1988
             (File No. 0-8482)].

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

     10(x) Lease Agreement between the Company and Plymouth Ponds Development II, LLC, dated March 30, 1999 (incorporated by reference to Exhibit 10 to Form 10-QSB Report for the quarter ended March 31, 1999 (File 0-8482)]

     10(xi) Warrant issued to Ronald B. Thomas, dated July 2, 1999 [incorporated by reference to Exhibit 10(xv) to Form 10-KSB Report for the year ended December 31, 1997 (File 0-8482)].

     10(xii) Warrant issued to Ronald B. Thomas, dated August 27, 1998
             [incorporated by reference to Exhibit 10(i) to Form 10-QSB Report for the quarter ended September 30, 1998 (File 0-8482)].

    10(xiii) 1998 Stock Option Plan of the Company as approved by Shareholders at May 28, 1998 meeting [incorporated by reference to Exhibit 10(xv) to Form 10-KSB Report for the year ended December 31, 1998 (File 0-8482)].

        23   Consent of Independent Auditors.

(b)       Reports on Form 8-K:

The registrant did not file any reports of Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ASTROCOM CORPORATION

Dated: March 30, 2000.          By: s/ Ronald B. Thomas
                                Ronald B. Thomas,
                                President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant on March 30, 1999 in the capacities indicated.


s/ Ronald B. Thomas                President, Chief Executive Officer and
Ronald B. Thomas                   Director

s/ John M. Bucher                  Director of Operations and Corporate
John M. Bucher                     Controller

s/ Duane S. Carlson                Director
Duane S. Carlson

s/ Gary L. Deaner                  Director
Gary L. Deaner

s/ S. Albert D. Hanser             Chairman
S. Albert D. Hanser

s/ Douglas M. Pihl                 Director
Douglas M. Pihl

                                Exhibit 23

                      Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-299184) pertaining to the 1988 Incentive Stock Option Plan of Astrocom Corporation our report dated March 14, 2000, with respect to the financial statements of Astrocom Corporation included in this Annual Report on Form 10-KSB of Astrocom Corporation for the year ended December 31, 1999

/s/ Ernst & Young LLP

Minneapolis, Minnesota
March 29, 2000