Form 10QSB
period 2000-03-31
ASTROCOM CORP
filed 2000-05-15
CIK 215155

United States Securities and Exchange Commission
                         Washington, D.C. 20549
                               FORM 10-QSB
                               (Mark One)
       [ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2000
                                   or
       [    ]    Transition Report Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act
                 For the transition period  from ____________to______________

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes   X No ____

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,014,161

  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

                             ASTROCOM CORPORATION
                                BALANCE SHEETS

                                        March 31, 2000    December 31, 1999
Assets
Current assets:
  Cash and cash equivalents                1,610,763              557,637
  Accounts receivable, less allowance         96,613               57,639
  Inventories                                424,739              289,985
  Prepaid expenses                            31,031               28,780
Total current assets                       2,163,146              934,041

Property and equipment
  Property and equipment                     717,794              720,642
  Accumulated depreciation                  (611,191)            (597,394)
Net property & equipment                     106,603              123,248

License agreements, net                       76,766               62,900

Other assets                                  10,000               10,000

Total assets                               2,356,515            1,130,189

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           186,361              128,106
  Accrued expenses                           117,803              117,006
  Current portion of lease settlement costs   33,570               33,881
Total current liabilities                    337,734              278,993

Lease settlement costs                             0                7,907

Shareholders' equity
  Preferred stock                            200,000              200,000
  Common stock                             2,601,020            1,752,020
  Additional paid-in capital               9,066,877            8,331,887
  Accumulated deficit                     (9,849,116)          (9,440,618)
Total shareholders' equity                 2,018,781              843,289

Total liabilities and shareholders' equity 2,356,515            1,130,189

See accompanying notes to financial statements.






                            Astrocom Corporation
                     Statements of Operations (Unaudited)

                                               Three Months Ended March 31
                                                     2000         1999
Net Sales                                          192,014      529,302

Cost of products sold                              159,395      377,920

Gross profit                                        32,619      151,382

Operating expenses
   Selling and administrative                      298,277     245,071
   Research and development                        146,918     140,724
Total operating expenses                           445,195     385,795

Operating loss                                    (412,576)   (234,413)

Other income (expense)
   Interest income                                   9,376       5,025
   Interest expense                                   (781)     (2,592)
   Other expense                                      (368)       (397)
Total other income (expense)                         8,227       2,036

Net loss before taxes                             (404,349)   (232,377)

Taxes                                                1,151          13

Net loss                                          (405,500)   (232,390)

Less preferred stock dividends                       3,000       3,000

Loss applicable to common shares                  (408,500)   (235,390)

Loss per common share - basic and diluted            (0.02)      (0.02)

Weighted average number of common
  shares outstanding                            20,313,831  14,999,161


See accompanying notes to financial statements.












                          Astrocom Corporation
                 Statements of Cashflows (Unaudited)

                                                 Three Months Ended March 31,
                                                        2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                            (405,500)    (232,390)
Adjustments to reconcile net less to net
 cash used in operating activities:
    Depreciation and amortization                     36,719       41,036
    Loss on disposal of equipment                        299            0
    Changes in operating assets and liabilities:
        Accounts receivable                          (38,975)     (38,906)
        Inventories                                 (134,753)      91,064
        Prepaid expenses                              (2,250)      17,865
        Accounts payable                              58,255        2,708
        Accrued expenses                              (2,203)       8,386
Net cash used in operating activities               (488,406)    (110,237)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of equipment                            (2,931)      (2,682)
    Purchase of license agreements                   (31,009)     (25,000)
    Proceeds from sale of equipment                     (299)           0
Net cash used in investing activities                (34,239)     (27,682)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of stock                    1,583,990            0
    Payments on lease settlement obligations          (8,219)      (7,690)
Cash provided by financing activities              1,575,771       (7,690)

Net decrease in cash                               1,053,126     (145,609)
Cash at beginning of period                          557,637      549,337
Cash at end of period                              1,610,763      403,728


See accompanying notes to financial statements.




                      Astrocom Corporation
                Notes to Financial Statements
                       March 31, 2000

  1.  Basis of Presentation

  The financial statements in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

  2.  Inventories

  Inventories are stated at the lower of cost or market, determined on an average cost basis. Inventories at March 31, 2000 and December 31, 1999 consisted of the following:

                             March 31, 2000          December 31, 1999

Raw materials                     355,271                  228,430
Work in process                   204,877                  208,144
Finished goods                    113,975                   98,962
Less obsolescence reserve        (249,383)                (245,551)
                                  424,740                  289,985

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

RESULTS OF OPERATIONS

  The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

                                    Three Months Ended        % Increase
                                         March 31,            (Decrease)
                                      2000        1999
Net Sales                             100.0      100.0           (63.7)
Cost of Sales                          83.0       71.4           (57.8)
Gross Profit                           17.0       28.6           (78.5)
Selling and Administrative            155.3       46.3            21.7
Research and Development               76.5       26.6             4.4
Operating Loss                       (214.9)     (44.3)           76.0
Other Expense                           4.3        0.4           304.0
Net Loss                             (211.2)     (43.9)           74.5

  Net Sales. Net sales for the quarter ended March 31, 2000 totaled $192,014, a decrease of 63.7% from $529,302 for the same quarter of 1999. The decline in sales was the result of reduced demand from a few significant customers and a continued slowdown from all customers. To address this decline, the Company is continuing to focus on new product development targeted at a niche market strategy. This strategy will reposition the Company's products to a market where manufacturing, sales channel size and pricing are less important competitive factors. The Company is also in the process of engaging and training a network of Manufacturers' Representatives. The Company expects that shipment of new products in future quarters will reverse this trend of declining sales.

  Gross Profit. Gross profit margin decreased to 17.0% in the first quarter from 28.6% for the same period last year. This decrease is attributable to the lower sales volume and the resulting increase in labor and overhead as a percentage of sales. Gross margins will continue to be affected by sales volume, product mix and the distribution channel used.

  Operating Expenses. Selling and administrative expenses increased 21.7% to $298,277 from $245,071 in the same period last year. Administrative expenses decreased slightly because of reduced reliance on outside professional services. Sales and Marketing expenses increased by 103% in the first quarter of 1999, due to increased sales activity and training of the network of Manufacturers' Representatives.

  Research and development expenses increased 4.4% to $146,918 in the first quarter of 2000 from $140,724 during the same period in 1999. The Company expects research and development expenses to increase in future quarters as we further expand new product development.

  Other Income and Expense. Other income, net, was $8,227 for the period ending March 31, 2000 compared to $2,036 for the same period in 1999; interest expense also decreased to $781 from $2,592, respectively, for the same periods. The higher interest income was due to an increased amount of cash earning interest in the first quarter of 2000; the higher interest expense for the same period in 1999 is attributable to payment of interest to a supplier.

       Net Loss. The Company reported a net loss of $405,500 for the quarter ended March 31, 2000, compared to a net loss of $232,290 in the first quarter of 1999. The increased loss is primarily the result of reduced sales and increased expenditures on Sales and Marketing.

LIQUIDITY AND CAPITAL RESOURCES

  From December 27, 1999, through March 13, 2000, the Company sold 11,000,000 shares (2,525,000 shares in 1999) of common stock to accredited investors in a Regulation D private placement, resulting in net proceeds of $2,081,440. The proceeds will be used primarily for working capital. Of said 11,000,000 shares, 4,560,000 shares were sold by R.J. Steichen Co. pursuant to the terms of an Agency Agreement under which the Company paid R.J. Steichen & Co. a commission of $118,560 and issued to it an Agent's Warrant for 456,000 shares of the Company's common stock.

  Net working capital increased to $1,823,882 for the quarter from $655,048 on December 31, 1999. Cash increased to $1,610,763 on March 31, 2000 from $557,637 on December 31, 1999.

  Management remains focused on running profitable operations that generate adequate cash flow to meet current obligations on a timely basis. The Company currently believes that its available sources of funds will be adequate to finance current operations and anticipated investments for the next twelve months.

PART II.  OTHER INFORMATION

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-k

None.

                         SIGNATURES

  Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 15, 2000

                                                        ASTROCOM CORPORATION

                                                  By:___/S/_________________
                                                            Ronald B. Thomas
                                       President and Chief Executive Officer

                                                  By:___/S/_________________
                                                              John M. Bucher
                             Director of Operations and Corporate Controller