Form 10QSB
period 2000-06-30
ASTROCOM CORP
filed 2000-08-11
CIK 215155

United States Securities and Exchange Commission
                           Washington, D.C. 20549
                                 FORM 10-QSB
                                  (Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the quarterly period ended June 30, 2000
                                      or
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act
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

            ___________________________________________________
       (Former name, former address and former fiscal year, if changed since last report)

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            Astrocom Corporation
                               Balance Sheets

                                          June 30, 2000     December 31, 1999
                                           (Unaudited)
Assets
Current assets:
     Cash and cash equivalents              $ 1,012,465             $ 557,637
     Accounts receivable, less allowance         96,196                57,639
     Inventories                                536,358               289,985
     Prepaid expenses                            36,587                28,780
Total current assets                          1,681,606               934,041

Property and equipment
     Property and equipment                     730,941               720,642
     Accumulated depreciation                  (625,988)             (597,394)
Net property & equipment                        104,953               123,248

License agreements, net                          69,755                62,900

Other assets                                     10,000                10,000

Total assets                                $ 1,866,314           $ 1,130,189

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                         $ 131,664             $ 128,106
     Accrued expenses                           115,831               117,006
     Current portion of lease settlement costs   25,185                33,881
Total current liabilities                       272,680               278,993

Lease settlement costs                               --                 7,907

Shareholders' equity:
     Preferred stock                            200,000               200,000
     Common stock                             2,601,020             1,752,020
     Additional paid-in-capital               9,066,877             8,331,887
     Accumulated deficit                    (10,274,263)           (9,440,618)
Total shareholders' equity                    1,593,634               843,289

Total liabilities and shareholders' equity  $ 1,866,314           $ 1,130,189

See accompanying notes to financial statements.



                                          Astrocom Corporation
                                 Statements of Operations (Unaudited)

                                                  Three Months Ended June 30    Six Months Ended June 30
                                                      2000          1999            2000         1999
Net sales                                          $192,173      $438,987        $384,187      $968,289

Cost of products sold                               180,573       268,646         339,969       646,566

Gross profit                                         11,600       170,341          44,218       321,723

Operating expenses
     Selling and administrative                     304,063       233,773         602,340       478,844
     Research and development                       146,569       117,462         293,486       258,185
Total operating expenses                            450,632       351,235         895,826       737,029

Operating loss                                     (439,032)     (180,894)       (851,608)     (415,307)

Other income (expense)
     Interest income                                 18,016         3,775          27,392         8,800
     Interest expense                                  (616)       (1,157)         (1,397)       (3,749)
     Other expense                                     (266)      (37,162)           (634)      (37,559)
Total other income (expense)                         17,134       (34,544)         25,361       (32,508)

Net loss before taxes                              (421,898)     (215,438)       (826,247)     (447,815)

Taxes                                                   250             0           1,401            13

Net loss                                           (422,148)     (215,438)       (830,648)     (450,828)

Less preferred stock dividends                        3,000         3,000           6,000         6,000

Loss applicable to common shares                   (425,148)     (218,438)       (833,648)     (453,818)

Loss per common share - basic and diluted            $(0.02)       $(0.01)         $(0.04)       $(0.03)

Weighted average number of common
  shares outstanding                             26,014,161    14,999,161      23,163,996     14,999,161

See accompanying notes to financial statements.

































                           Astrocom Corporation
                    Statements of Cashflows (Unaudited)

                                                     Six Months Ended June 30,
                                                         2000         1999
Cash flows from operating activities
Net loss                                              ($827,648)   ($447,828)
Adjustments to reconcile net loss to net cash used in
operating activities:
 Depreciation and amortization                          64,899        85,408
 Loss on disposal of equipment                             299        36,977
 Changes in operating assets and liabilities:
   Accounts receivable                                 (38,557)      112,378
   Inventories                                        (246,372)      126,098
   Prepaid expenses                                     (7,807)       15,650
   Other Assets                                              0        (2,428)
   Accounts payable                                      3,559         6,204
   Accrued expenses                                     (7,174)        2,600
Net cash used in operating activities               (1,058,801)      (64,941)

Cash flows from investing activities
 Purchases of equipment                                (13,929)       (8,475)
 Purchase of license agreements                        (39,829)      (42,500)
 Proceeds from sale of equipment                             0         1,583
Net cash used in investing activities                  (53,758)      (49,392)

Cash flows from financing activities
 Proceeds from sale of stock                         1,583,990             0
 Payments on lease settlement obligations              (16,603)      (15,536)
Cash provided by financing activities                1,567,387       (15,536)

Net increase (decrease) in cash                        454,828      (129,869)
Cash at beginning of period                            557,637       549,337
Cash at end of period                               $1,012,465      $419,468



See accompanying notes to financial statements.


                            Astrocom Corporation
                        Notes to Financial Statements
                               June 30, 2000

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

2.  Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis, and consisted of the following:


                               June 30, 2000          December 31, 1999
                                (unaudited)

Raw materials                    $459,028                  $228,430
Work in process                   237,799                   208,144
Finished goods                     84,999                    98,962
Less obsolescence reserve        (245,468)                 (245,551)
                                 $536,358                  $289,985


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

Results of Operations

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:


                Three Months Ended   % Increase   Six Months Ended   %Increase
                     June 30,        (Decrease)       June 30,      (Decrease)

                    2000    1999                   2000       1999

Net Sales           100.0%  100.0%      (56.2)%    100.0%     100.0%   (60.3)%
Cost of Sales        94.0    61.2       (32.8)      88.5       66.8    (47.4)
Gross Profit          6.0    38.8       (93.2)      11.5       33.2    (86.3)
Selling and Admin.  158.2    53.3        30.1      156.8       49.4     25.8
Research and Devel.  76.3    26.7        24.8       76.4       26.7     13.7
Operating Loss     (228.5)  (41.2)      142.7     (221.7)     (42.9)   105.1
Other Expense         8.9    (7.9)     (149.6)       6.6       (3.3)  (178.0)
Net Loss           (219.6)% (49.1)%      95.9%    (215.1)%    (46.2)%   84.8%


Net Sales. Net sales for the three month and six month periods ended June 30, 2000 were $192,173 and $384,187, reflecting decreases of 56.2% and 60.3%, respectively, over the comparable periods of 1999. The decline in sales is the result of a continued slowdown from all customers for our CSU/DSU products. The first products in our new family of Inverse Multiplexer products became available for shipment in the quarter ended June 30, 2000; the Company, however, does not expect significant revenue contribution from these products until the last quarter of 2000. The Company is continuing the training and support of the new Manufacturers' Representatives and believes these efforts coupled with our new product offerings will improve revenues.

Gross Profit. Gross profit margin for the three and six month periods ended June 30, 2000 was 6.0% and 11.5%, respectively, as compared to 38.8% and 33.2% for the comparable periods of 1999. This decrease is attributable to the reduced sales volume and the resulting increase in labor and overhead as a percentage of sales dollars. While the Company has reduced labor expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.



Operating Expenses. Selling and administrative expenses were $304,063 for the three month period ended June 30, 2000, an increase of 30.1% from the comparable period of 1999. For the six month period ended June 30, 2000, selling and administrative expenses were $602,340, an increase of 25.8% from the comparable period of 1999. Sales and Marketing expenses increased by 103% and 154% in the first and second quarters, respectively, compared to the same quarters in 1999; this increase is due to added sales staff, heightened sales activity and expenses associated with training the network of Manufacturers' Representatives. Administrative expenses decreased slightly for each of the first two quarters of 2000 when compared to the same periods in 1999.

Research and development expenses were $146,569 for the three month period ended June 30, 2000, an increase of 24.8% from the comparable period in 1999. For the six month period ended June 30, 2000, research and development expenses were $293,486, an increase of 13.7% from the comparable period of 1999. The Company expects research and development expenses to continue to increase in future quarters as we expand new product development.

Other Income and Expense. Other income, net, for the three month period ended June 30, 2000 increased to $17,134 from $(34,544) in the comparable period in 1999. For the six month period ended June 30, 2000, other income, net, increased to $25,361 from $(32,508) in the comparable period in 1999. Other expense during 1999 included the disposal of $1,424,111 of obsolete equipment; most of this equipment was fully depreciated so the result was a loss amounting to $36,977.

Net Loss. The Company reported a net loss of $(422,148) and $(827,648), respectively, for the three and six month periods ended June 30, 2000, compared to a net loss of $(215,438) and $(447,828) for the comparable periods of 1999. The increase loss is primarily the result of lower sales revenue and increased expenditures in new product development and Sales and Marketing.

Liquidity and Capital Resources

From December 27, 1999, through March 13, 2000, the Company sold 11,000,000 shares (2,525,000 shares in 1999) of common stock to accredited investors in a Regulation D private placement, resulting in net proceeds of $2,081,440. The proceeds are being used primarily for working capital.

Net working capital decreased for the same period to $1,408,925 for the second quarter from $1,823,882 on March 31, 2000. Cash decreased to $1,012,465 from $1,610,763 on March 31, 2000

Management remains focused on running profitable operations that generate adequate cash flow to meet current obligations on a timely basis. The Company currently believes that its available sources of funds will be adequate to finance current operations and anticipated investments for the next twelve months.

PART II.  OTHER INFORMATION

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None




SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  11 August 2000

                                                        ASTROCOM CORPORATION



                                                  By:___/S/_________________
                                                            Ronald B. Thomas
                                       President and Chief Executive Officer



                                                  By:____/S/________________
                                                              John M. Bucher
                             Director of Operations and Corporate Controller