Form 10-Q
period 2000-09-30
ASTROCOM CORP
filed 2000-11-13
CIK 215155

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

or

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

Yes ____No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,448,943

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Astrocom Corporation
Balance Sheets

	September 30, 2000 (Unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$748,032	$557,637
Accounts receivable, less allowance	43,688	57,639
Inventories	521,755	289,985
Prepaid expenses	28,854	28,780
Total current assets	1,342,328	934,041
Property and equipment
Property and equipment	734,791	720,642
Accumulated depreciation	(640,347)	(597,394)
Net property & equipment	94,445	123,248

License agreements, net	56,373	62,900

Other assets	10,000	10,000

Total assets	$1,503,146	$1,130,189

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	71,173	128,106
Accrued expenses	110,211	117,006
Current portion of lease settlement costs	8,725	33,881
Total current liabilities	190,109	278,993

Lease settlement costs	7,907	7,907

Shareholders' equity
Preferred stock	-	200,000
Common stock	2,644,498	1,752,020
Additional paid-in capital	9,223,398	8,331,887
Accumulated deficit	(10,562,766)	(9,440,618)
Total shareholders' equity	1,305,130	843,289

Total liabilities and shareholders' equity	$1,503,146	$1,130,189

See accompanying notes to financial statements.

Astrocom Corporation
Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Net Sales	$237,492	$237,979	$621,679	$1,206,238

Cost of products sold	184,368	151,496	524,337	798,062

Gross profit	53,124	86,453	97,342	408,176

Operating expenses
Selling and administrative	196,969	213,290	799,309	692,134
Research and development	154,174	122,022	447,660	380,207
Total operating expenses	351,143	335,312	1,246,969	1,072,341

Operating loss	(298,019)	(248,859)	(1,149,627)	(664,165)

Other income (expense)
Interest income	12,088	2,964	39,480	11,764
Interest expense	(495)	(997)	(1,892)	(4,746)
Other expense	(328)	575	(962)	(36,985)
Total other income (expense)	11,265	2,542	36,626	(29,967)

Net loss before taxes	(286,754)	(246,317)	(1,113,000)	(694,132)

Taxes	250	0	1,651	13

Net loss	(287,004)	(246,317)	(1,114,651)	(694,145)

Less preferred stock dividends	1,500	3,000	9,000	9,000

Loss applicable to common shares	($288,504)	($249,317)	($1,123,651)	($703,145)

Loss per common share - basic and diluted	($0.01)	($0.02)	($0.05)	($0.05)

Weighted average number of common shares outstanding	26,231,552	14,999,161	24,193,978	14,999,161

See accompanying notes to financial statements.

Astrocom Corporation
Statements of Cashflows (Unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities
Net loss	($1,114,651)	($694,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,640	120,080
Loss on disposal of equipment	299	35,978
Changes in operating assets and liabilities:
Accounts receivable	13,951	96,551
Inventories	(231,769)	88,174
Prepaid expenses	(73)	22,254
Other Assets	0	(2,428)
Accounts payable	(56,933)	21,998
Accrued expenses	(14,294)	3,916
Net cash used in operating activities	(1,310,830)	(307,622)

Cash flows from investing activities
Purchases of equipment	(16,485)	(8,475)
Purchase of license agreements	(40,824)	(42,500)
Proceeds from sale of equipment	(299)	2,583
Net cash used in investing activities	(57,608)	(48,392)

Cash flows from financing activities
Proceeds from sale of stock	1,583,990	0
Payments on lease settlement obligations	(25,157)	(23,538)
Cash provided by financing activities	1,558,833	(23,538)

Net increase (decrease) in cash	190,395	(379,552)
Cash at beginning of period	557,637	549,337
Cash at end of period	$748,032	$169,785

See accompanying notes to financial statements.

Astrocom Corporation

Notes to Financial Statements

September 30, 2000

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

2. Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis, and consisted of the following:

	September 30, 2000 (Unaudited)	December 31, 1999
Raw materials	$447,607	$228,430
Work in process	203,294	208,144
Finished goods	118,480	98,962
Less obsolescence reserve	(247,626)	(245,551)
	$521,755	$289,985

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

Results of Operations

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

	Three Months Ended September 30,		% Increase (Decrease)	Nine Months Ended September 30,		% Increase (Decrease)
	2000	1999		2000	1999
Net Sales	100.0%	100.0%	(0.2)%	100.0%	100.0%	(48.5)%
Cost of Sales	77.6	63.7	21.7	84.3	66.2	(34.3)
Gross Profit	22.4	36.3	(38.6)	15.7	33.8	(76.2)
Selling and Administrative	82.9	89.6	(7.7)	128.6	57.4	15.5
Research and Development	64.9	51.3	26.3	72.0	31.5	17.7
Operating Loss	(125.5)	(104.6)	19.8	(184.9)	(55.1)	73.1
Other Income (Expense)	4.7	1.1	343.2	5.9	(2.5)	(222.2)
Net Loss	(120.8)%	(103.5)%	16.5%	(179.3)%	(57.5)%	60.6%

Net Sales. Net sales for the three month and nine month periods ended September 30, 2000 were $237,492 and $621,679, respectively, reflecting decreases of 0.2% and 48.5% over the comparable periods of 1999. The decline in sales is the result of a continued slowdown from customers for our CSU/DSU products. The Company continues to invest in development of products and has recently announced its new PowerLinkTM DSL Aggregator that is planned to be available in its final form for evaluation in November 2000 with revenues anticipated in the first quarter of 2001. The PowerLinkTM is a streamlined derivative of one of  The Company's offerings in its family of Inverse Multiplexer (IMUX) products. Development of an additional IMUX offering is also in progress. IMUX revenues, however, have not met projections due to a number of factors including redirection of limited resources to the PowerLinkTM and to the technological skills needed to sell the product line; nevertheless, the IMUX family is expected to generate revenues in 2001. The Company continues to hire and train Manufacturers' Representatives and has recently added two firms with experience in selling products to Internet Service Providers (ISPs). Astrocom believes that these efforts, coupled with our new product offerings, will improve revenues.

Gross Profit. Gross profit margin for the three and nine month periods ended September 30, 2000 were 22.4% and 15.7%, respectively, as compared to 36.3% and 33.8% for the comparable periods of 1999. This decrease is primarily attributable to the reduced sales volume and the resulting increase in labor and overhead as a percentage of sales dollars. While the Company has reduced labor expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.

Operating Expenses. Selling and administrative expenses were $196,969 for the three month period ended September 30, 2000, a decrease of 7.7% from the comparable period of 1999. For the nine month period ended September 30, 2000, selling and administrative expenses were $799,309, an increase of 15.5% from the comparable period of 1999. Sales and marketing expenses increased by 103%, 154% and 121% for the first three quarters of 2000, respectively, over the same quarters in 1999; this increase is due to the hiring of additional sales staff, increased sales activity and the expenses associated with training the Company's network of Manufacturers' Representatives. Administrative expenses for 2000 decreased slightly over the first two quarters and by 72% in the third quarter when compared to the same periods in 1999; the significant third quarter decrease is primarily due to a voluntary salary reduction by Mr. Thomas for 2000.

Research and development expenses were $154,174 for the three month period ended September 30, 2000, an increase of 26.3% from the comparable period in 1999. For the nine month period ended September 30, 2000, research and development expenses were $447,660, an increase of 73.1% from the comparable period of 1999. The Company expects research and development expenses to continue to increase in future quarters as it further expands new product development.

Other Income (Expense). Other income, net, for the three month period ended September 30, 2000 increased to $11,265 from $2,542 in the comparable period of 1999. For the nine month period ended September 30, 2000, other income, net, increased to $36,626 from $(29,967) in the comparable period of 1999. The 1999 loss was primarily driven by the disposal of $1,424,111 of obsolete equipment; because most of this equipment was fully depreciated, the result was a second quarter loss amounting to $36,977.

Net Loss. The Company reported a net loss of $(287,004) and $(1,114,651), respectively, for the three and nine month periods ended September 30, 2000, compared to a net loss of $(246,317) and $(694,145) for the comparable periods of 1999. The increased loss is essentially the result of lower sales revenue and increased expenditures for new product development and sales and marketing.

Liquidity and Capital Resources

Net working capital decreased to $1,152,219 for the third quarter from $1,408,925 on June 30, 2000. Cash decreased to $748,032 from $1,012,465 on June 30, 2000. The Company has initiated efforts to raise additional working capital primarily to fund its increased development and sales and marketing efforts.

Management remains focused on running profitable operations that generate adequate cash flow to meet current obligations on a timely basis.

PART II. OTHER INFORMATION

Item 5. Other Information

Effective 19 September 2000, Hanrow Capital Fund Five converted all outstanding shares of Convertible Preferred Stock (200,000) to common shares at $.46 per share or 434,782 shares.

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 10 September 2000

ASTROCOM CORPORATION

By:____/S/___________________

Ronald B. Thomas

President and Chief Executive Officer

By:___/S/____________________

John M. Bucher

Director of Operations and Corporate Controller