Form 10KSB
period 2000-12-31
ASTROCOM CORP
filed 2001-04-03
CIK 215155

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[ X ]    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2000

Commission File Number 0-8482

ASTROCOM CORPORATION
(Exact name of small business issuer as specified in its charter)

                                                         Minnesota                                                                                                  41-0946755
                            (State or other jurisdiction of incorporation                                                 (I.R.S. Employer Identification No.)
                                                     or organization)

3500 Holly Lane North, Suite 60, Plymouth, Minnesota 55447
(Address and zip code of principal executive office)

(612) 378-7800
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.10 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $733,945.

As of March 19, 2001, the aggregate market value of the voting stock held by non-affiliates was $4,484,096, computed by reference to the average of the bid and asked prices on such date, as reported by the OTC Bulletin Board.

As of March 19, 2001, there were outstanding 26,448,943 shares of the registrant's common stock, par value $.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the annual meeting of shareholders to be held on May 23, 2001, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format: Yes No X .

TABLE OF CONTENTS

Form 10-KSB

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

(b) Business of the Company

Products

    The Company develops, manufactures, markets and services electronic devices which address key areas of wide area data, voice and video communication networks. The Company's current products can be generally placed in the following product categories: T1 and Fractional T1 CSU/DSU's and Multiplexers, 56/64K Kbps DDS CSU/DSU's, DSL Aggregators, Inverse Multiplexers and Statistical Multiplexers. These products contain all the features and functionality of industry standard counterparts combined with application specific added value features that address the requirements of the Internet, Video Conferencing and Corporate Internetworking markets. Advanced features of the Company's products help organizations make better use of their bandwidth and reduce capital costs.

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

 Manufacturing

    In 2000, the Company subcontracted approximately 80% of its manufacturing operations to outside organizations specializing in manufacturing. The Company believes that there are several outside organizations that could provide the specialized manufacturing services required by the Company.

Competition

    The business of the Company is highly competitive. Price competition and service are the most significant features of the market in which the Company participates. The Company competes on a nationwide basis with many other firms. Almost all of these firms are larger and financially stronger than the Company. Management believes that the Company accounts for only a very small portion of the respective national and local markets.

Sources and Availability of Raw Materials

    The Company uses both turnkey and consigned manufacturing subcontractors. Under the turnkey approach, the subcontractor buys the material; under the consigned approach, Astrocom buys and supplies the material to the subcontractor. Components and raw materials are purchased from an assortment of suppliers, manufacturers and distributors throughout the United States. The Company believes that there are several sources of supply for the required components and raw materials.

Significant Customers

    In 2000 and 1999, the Company had two customers that accounted for approximately 47% and 38%, respectively, of the Company's net sales. One company accounted for approximately 28% and 11% of the Company's net sales in 2000 and 1999, respectively; the other accounted for approximately 20% and 27% of net sales, respectively. No other customer accounted for more than 10% of the Company's net sales during this period.

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

Research and Development

    The Company spent $655,891 in 2000 and $496,877 in 1999 for research and development. The Company deducts internal research and development costs as items of expense as they occur. The Company recognizes that the sale of electronic products will require continuous development of new products and refinement of established products.

Environmental Issues

    Management believes that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials in the environment or otherwise relating to the protection of the environment should have no material effect upon the capital expenditures, earnings and competitive position of the Company's operations.

Employees

    As of March 19, 2001, the Company had a total of 15 employees. No employees are currently represented by labor organizations and there are no collective bargaining agreements. The Company provides paid holidays and vacations. In addition, the Company provides and partially funds group medical and dental insurance.

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

Preferred Stock

    On August 15, 2000, all 200,000 shares of Convertible Preferred Stock of the Company, owned by Hanrow Fund Five, were converted into 434,782 shares of common stock of the Company at $.46 per common share.

Private Placements

    From December 27, 1999, through March 13, 2000, the Company sold 11,000,000 shares of common stock to accredited investors in a Regulation D private placement, resulting in net proceeds of $2,081,440. The proceeds will be used primarily for working capital. Of said 11,000,000 shares, 4,560,000 shares were sold by R.J. Steichen Co. pursuant to the terms of an Agency Agreement under which the Company paid R.J. Steichen Co. a commission of $118,560 and issued to it an Agent's Warrant for 456,000 shares of the Company's common stock.

ITEM 2. DESCRIPTION OF PROPERTY

    On June 1, 1992, the Company sold and assigned to The Crepeau Company (Crepeau) all rights, duties and liabilities the Company had under a lease from the St. Paul Port Authority which covered office and manufacturing space and land at 120 West Plato Boulevard, St. Paul, Minnesota. The lease from the Port Authority runs through August 31, 2007, and provides for rental payments of $5,591 per month, with the lessee to pay all taxes, insurance, utility, maintenance and other costs. On August 11, 2000, Crepeau filed Chapter 11 bankruptcy. Crepeau is in the process of preparing and submitting a plan of reorganization for approval of the Bankruptcy Court and creditors which, according to Crepeau's counsel, is anticipated shortly. The Company believes the plan of reorganization, if approved, will require Crepeau to continue to fulfill its obligations under the Port Authority lease. However, the Company remains contingently liable to the Port Authority in the event that Crepeau defaults under the terms of such lease. In the event that Crepeau does default under the Port Authority lease, the Company will remain liable for the monthly rental payments and other costs. In such event, however, management believes that the Company will be able to locate a replacement tenant within a reasonable period of time.

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

    On March 30, 1999, the Company entered into a five-year lease agreement with Plymouth Ponds Development II, LLC, for 9,672 square feet of office and manufacturing space at 3500 Holly Lane North, Suite 60, Plymouth, Minnesota. The lease runs through March 31, 2004, and provides for rental payments of $7,415 per month.

ITEM 3. LEGAL PROCEEDINGS

    On July 27, 1983, the Board of the Minnesota Pollution Control Agency found the Company and 13 other corporations to be responsible persons under the Minnesota Superfund Act and thereby secondarily liable for the cleanup of hazardous wastes given to Ecolotech and Brian Carriere. Ecolotech collected such waste materials from the Company during the period 1973 to 1978. On January 25, 1984, the Company and the 13 other corporations entered into an agreement to share the costs of cleanup and litigation in proportion to the respective volumes of waste materials given by each to Ecolotech. As of March 28, 2001, the Company had paid approximately $171,000 pursuant to the agreement, none of which was paid during 2000. The cleanup was completed on February 1, 1986. During February, 1987, a judgment was obtained in favor of the Company and the 13 other corporations against Carriere Properties and others. No estimate can be given as to the collectibility of said judgment. The Company believes that any costs or liabilities that it may incur in connection with any latent problems will not have a material effect on the financial condition of the Company.

    In June 1988, the Company was informed by Mibco, the owner and lessor of the Minnetonka facility where the Company's wholly-owned subsidiary was located until March 6, 1989, that there were soil and groundwater contamination problems at the facility. There currently appear to be seven companies (including Mibco) which are potentially responsible parties. The Company's alleged involvement occurred during the period March 1972 through September 1973. The matter has been reported to the Minnesota Pollution Control Agency (MPCA) which has made a preliminary assessment, conducted a follow-up site investigation and included the site on Minnesota's permanent list of priorities. The Company will continue to monitor the site testing required by the MPCA. The Company believes that any costs or liabilities that it may incur in connection with the proceedings before the MPCA or any lawsuit commenced by MPCA or the present owner will not have a material effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

    The Company's Common Stock is traded on the Over-the-Counter Bulletin Board system under the symbol ATCC. The following table sets forth the high and low selling prices for the Company's Common Stock for 2000 and 1999:

                                                                                                   2000                                             1999
                                                                                            High          Low                            High        Low

        First Quarter                                                              $2-5/8        $3/16                          $37/64    $1/4
        Second Quarter                                                           1-3/4        11/32                              7/16      1/4
        Third Quarter                                                              1-9/16        3/8                                9/32      1/8
        Fourth Quarter                                                                1/2         1/8                               19/64     3/32

(b) Holders

    On March 19, 2001 the Company had approximately 628 shareholders of record.

(c) Dividends

    The Company intends to retain any earnings to finance the development of its business and, accordingly, does not anticipate payment of a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    Astrocom Corporation, a public company (O.T.C, ATCC), was incorporated in 1968 to design, manufacture and distribute telecommunications products to serve the short-haul communication market by providing line drivers and other equipment for local area networks (LANs). Since 1989, the Company has developed several high speed digital access communications products linking facilities through wide area networks (WANs). Astrocom's CSU/DSUs (Channel Service Unit/Digital Service Unit) function as an interface to high bandwidth telephone company services for such applications as high-speed Internet access, video conferencing, and corporate internetworking. Astrocom multiplexers reduce telecommunications costs by combining up to seven separate data paths into a single communication line. In 1999, the Company began development of a line of Inverse Multiplexers that enable the user to bundle multiple WAN lines into a single data path. A streamlined derivative of one of the offerings in this line of Inverse Multiplexers was developed in 2000; the PowerLinkTM DSL Aggregator was introduced in 2000 and is now being expanded into a separate family of products. These Inverse Multiplexers and Aggregators allow customers to increase WAN bandwidth in increments of slower speed, lower cost, more readily available lines; thus, reducing costs, affording redundancy and providing increased bandwidth where high speed lines may not be available or are too expensive. Astrocom products are used by Internet service providers, telephone service providers, government and educational entities, private enterprises and others. Astrocom sells its products through a direct sales force, manufacturer's representatives and a network of distributors and value-added resellers (VARs). The Company is also an original equipment manufacturer (OEM) for a major computer networking products catalog.

Results of Operation

    The following table presents selected financial information derived from the Company's statements of operations expressed as a percentage of net sales for the years indicated.

Percentage of Net Sales for Years Ended December 31,

	2000	1999	1998
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	88.7	75.2	67.9
Gross Profit	11.3	24.8	32.1
Selling and Administrative	154.3	64.4	34.3
Research and Development	89.4	34.0	11.2
Operating Loss	(232.4)	(73.6)	(13.4)
Other Income (Expense)	6.1	(2.1)	(4.5)
Net Loss	(226.5)%	(75.7)%	(17.9)%

Years ended December 31, 2000 Compared to 1999

    Net Sales. Net sales for the year ended December 31, 2000 decreased by 50% to $733,945 compared to $1,461,831 for the same period ended December 31, 1999. The decline in sales is the result of a continued slowdown from customers for our CSU/DSU products. The Company continues to invest in development of its WAN line aggregation products. The recently announced PowerLinkTM DSL Aggregator is now available for evaluation with revenues beginning late in the first quarter of 2001. The PowerLinkTM is a streamlined derivative of one of the Company's offerings in its family of Inverse Multiplexer (IMUX) products. IMUX revenues, however, have not met projections due to a number of factors including redirection of limited resources to the PowerLinkTM and to the technological skills needed to sell the product line; nevertheless, the IMUX family is expected to generate revenues in 2001. The Company continues to hire and train manufacturers' representatives and has recently added two firms with experience in selling products to Internet Service Providers (ISPs). Astrocom believes that these efforts, coupled with our new product offerings, will result in increased revenues.

    Gross Profit. Gross profit for the year ended December 31, 2000 was $82,979 compared to $362,681 in 1999 (11% and 25% of net sales, respectively). The decrease in gross profit is primarily attributable to reduced sales volume; the resultant increase in labor and overhead dollars as a percentage of sales has driven down gross margins. Gross profits and margins are expected to improve as revenues increase in 2001.

    Operating Expenses. Selling and administrative expenses increased by 20% in 2000 over that of 1999. In 2000, the Company increased its investment in sales and marketing by 93%; administrative expenses remained relatively flat. The increase in sales and marketing is due to the hiring of additional sales staff, increased sales activity and the expenses associated with training the Company's network of Manufacturers' Representatives.

    Research and Development Expenses. Research and development expenses increased by 32% to $655,891 in 2000 from $496,877 in 1999. The increase was due to a larger engineering staff and increased costs associated with new product development. The Company has hired additional staff and expects to increase its investment in new product development in future periods.

    Other Income (Expense). Other income, net, was $45,050 for the period ending December 31, 2000 compared to ($30,404) for the same period in 1999. Interest expense decreased to $2,094 from $6,005 in 1999. Other expenses in 1999 included the disposal of $1,424,111 of obsolete equipment in the second quarter; most of this equipment was fully depreciated, so the resultant loss for this disposal amounted to $35,979.

    Net Loss. Net loss increased to $1,662,212 in 2000 from $1,107,305 in 1999. The increased loss is attributable to the lower gross profit and increased expenditures in product development and sales.

Years ended December 31, 1999 Compared to 1998

    Net Sales. Net sales for the year ended December 31, 1999 decreased by 50% to $1,461,831 compared to $2,896,563 for the same period ended December 31, 1998. The decrease in sales was due to a significant decrease in orders from the top three customers in 1998 and a general slowdown from all customers. Management attributed the decrease in sales to the Company's limited product line competing against much larger companies with broader product lines. New product development is targeted at a product strategy that repositions the Company in niche markets where manufacturing and sales channel size are less important factors. In addition, the Company has expanded its sales force and signed up Manufacturer's Representatives to increase product visibility.

    Gross Profit. Gross profit for the year ended December 31, 1999 was $362,681 compared to $930,724 in 1998 (25% and 32% of net sales, respectively). The decrease in gross margin percentage was due to an increase in inventory reserve. In the fourth quarter of 1999, the Company recorded a $107,397 net increase in inventory reserves against cost of sales for slow moving inventory. Without the increased inventory reserve the gross margin percentage remained constant even with the lower sales volume due to a decrease in labor and burden in manufacturing.

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

    Other Income and Expense. Other expense, net, was $30,404 for the period ending December 31, 1999 compared to $127,776 for the same period in 1998. Interest expense decreased to $6,005 from $147,877 in 1998. The higher interest expense in 1998 was associated with the bridge financing that was repaid in September 1998. The increase in other expenses in 1999 included the disposal of $1,424,111 of obsolete equipment in the second quarter; most of this equipment was fully depreciated, so the resultant loss for this disposal amounted to $35,979.

    Net Loss. Net loss increased 114% to $1,107,305 in 1999 from $517,094 in 1998. The increased loss was attributable to the lower gross profit, with the increased expenditures in product development and sales being offset by the reduction in administrative and other income expenses.

Liquidity and Capital Resources

    Net working capital decreased to $610,770 on December 31, 2000 from $655,048 on December 31, 1999. Cash decreased to $294,472 on December 31, 2000 from $557,637 on December 31, 1999.

    The Company is actively pursuing a 12-month bridge loan for between $300,000 and $1,000,000; as of March 28, 2001, $525,000 has been received. The Company believes that, while the additional funds could be adequate to finance operations for the next twelve months, it is imperative to raise additional capital to take full advantage of the market opportunity created by the PowerLinkTM and IMUX; the Company is evaluating other alternatives to raise additional capital.

 ITEM 7. FINANCIAL STATEMENTS

  Astrocom Corporation

Financial Statements

 Years ended December 31, 2000 and 1999

   Contents

Report of Independent Auditors...........................................................................................................

Audited Financial Statements

Balance Sheets.....................................................................................................................................
Statements of Operations......................................................................................................................
Statements of Shareholders' Equity.......................................................................................................
Statements of Cash Flows....................................................................................................................
Notes to Financial Statements...............................................................................................................

12 13 14 15 16 17

Report of Independent Auditors

Board of Directors
Astrocom Corporation

We have audited the accompanying balance sheets of Astrocom Corporation as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astrocom Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Astrocom Corporation will continue as a going concern. As more fully described in Note 10, the Company has experienced recurring operating losses and is dependent upon raising additional capital to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                              /s/ Ernst & Young

Minneapolis, Minnesota
February 23, 2001
Except for Note 12, as to
which the date is March 28, 2001

Astrocom Corporation
Balance Sheets

	December 31
	2000	1999
Assets
Current assets:
Cash and cash equivalents	$ 294,472	$ 557,637
Accounts receivable, less allowance of $6,000 in 2000 and $5,000 in 1999	57,080	57,639
Inventories	555,751	289,985
Prepaid expenses	77,812	28,780
Total current assets	985,115	934,041

Building, machinery and equipment:
Leasehold improvements	1,070	6,298
Machinery and equipment	378,420	356,106
Office furniture and fixtures	368,886	358,238
Total building, machinery and equipment	748,376	720,642
Less accumulated depreciation	654,571	597,394
	93,805	123,248

Other assets	10,000	10,000

License agreements, less amortization of $130,000 in 2000 and $73,000 in 1999	42,991	62,900

Total assets	$1,131,911	$1,130,189

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 121,885	$ 128,106
Accrued compensation	167,214	53,674
Other accrued expenses	74,411	63,332
Current portion of lease settlement costs	10,835	33,881
Total current liabilities	374,345	278,993

Lease settlement costs	-	7,907

Shareholders' equity:
Preferred stock, $1.00 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - -0- in 2000 (200,000 in 1999)	-	200,000
Common stock, $.10 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 26,448,943 (17,524,161 in 1999)	2,644,498	1,752,020
Additional paid-in capital	9,223,398	8,331,887
Accumulated deficit	(11,110,330)	(9,440,618)
Total shareholders' equity	757,566	843,289
Total liabilities and shareholders' equity	$ 1,131,911	$1,130,189

        See accompanying notes.

Astrocom Corporation

Statements of Operations

	Year ended December 31
	2000	1999

Net sales	$ 733,945	$ 1,461,831
Cost of products sold	650,966	1,099,150
Gross profit	82,979	362,681

Selling and administrative expenses	1,132,449	941,766
Research and development expenses	655,891	496,877
Operating expenses	1,788,340	1,438,643
Operating loss	(1,705,361)	(1,075,962)

Other income (expense):
Interest income	47,443	13,613
Other expense	(299)	(38,012)
Interest expense	(2,094)	(6,005)
Net loss before income taxes	(1,660,311)	(1,106,366)

Income taxes	1,901	939
Net loss	(1,662,212)	(1,107,305)

Less preferred stock dividends	7,500	12,000
Loss applicable to common shares	$(1,669,712)	$(1,119,305)

Net loss per common share - basic and diluted	$(.07)	$(.07)
Weighted average number of common shares outstanding	24,760,800	15,006,079

         See accompanying notes.

Astrocom Corporation

Statements of Shareholders' Equity

	Preferred Stock	Common Stock Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Total

Balance, December 31, 1998	$200,000	14,999,161	$1,499,520	$8,079,387	$ (8,321,313)	$1,457,594
Issuance of common stock private placement	-	2,525,000	252,500	252,500	-	505,000
Dividends on preferred stock	-	-	-	-	(12,000)	(12,000)
Net loss	-	-	-	-	(1,107,305)	(1,107,305)
Balance, December 31, 1999	200,000	17,524,161	1,752,020	8,331,887	(9,440,618)	843,289
Issuance of common stock private placement	-	8,475,000	847,500	728,989	-	1,576,489
Conversion of preferred stock to common stock	(200,000)	434,782	43,478	156,522	-	-
Exercise of warrants		15,000	1,500	6,000	-	7,500
Dividends on preferred stock	-	-	-	-	(7,500)	(7,500)
Net loss	-	-	-	-	(1,662,212)	(1,662,212)
Balance at December 31, 2000	$ -	26,448,943	$2,644,498	$9,223,398	$(11,110,330)	$ 757,566

 See accompanying notes.

Astrocom Corporation

Statements of Cash Flows

	Year ended December 31
	2000	1999
Cash flows from operating activities
Net loss	$(1,662,212)	$(1,107,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,464	153,807
Net losses on disposal of equipment	299	38,012
Changes in assets and liabilities:
Accounts receivable	559	181,560
Inventories	(265,766)	276,766
Prepaid expenses	(49,032)	11,139
Other assets	-	(2,428)
Accounts payable	(6,221)	27,681
Accrued expenses	117,119	20,099
Net cash used in operating activities	(1,750,790)	(400,669)

Cash flows from investing activities
Purchases of equipment	(28,032)	(21,739)
Purchase of license agreements	(37,379)	(48,050)
Net cash used in investing activities	(65,411)	(69,789)

Cash flows from financing activities
Proceeds from sale of stock	1,576,489	505,000
Cash received from exercise of warrants and options	7,500	-
Payments on notes payable and lease settlement obligations	(30,953)	(26,242)
Net cash provided by financing activities	1,553,036	478,758

(Decrease) increase in cash	(263,165)	8,300
Cash at beginning of year	557,637	549,337
Cash at end of year	$ 294,472	$ 557,637

Supplemental cash flow information
Interest paid	$ 2,166	$ 6,005
Income taxes paid	1,901	939
Non-cash transactions:
Conversion of preferred stock to common stock	$ 200,000	$ -

See accompanying notes.

 Astrocom Corporation

Notes to Financial Statements

December 31, 2000

1. Nature of Business and Significant Accounting Policies

Nature of Business and Operations

Astrocom Corporation (the Company) designs, manufactures and markets advanced digital communications equipment for the data transmission needs of corporations and other large organizations. Primary sales for the Company's products are based in the domestic and Canadian markets.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. All cash equivalents are classified as available for sale and are carried at cost which approximates market value.

Revenue Recognition

The Company recognizes revenue upon shipment of the product to the customer.

Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis.

Building, Machinery and Equipment

Leasehold improvements, machinery and equipment, are carried at cost and depreciated over five to ten years using the straight-line or double-declining-balance methods.

Licenses Acquired

The cost of licenses acquired is capitalized and amortized over their estimated two- to four-year useful life.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Share

Basic loss per share is based on the weighted average common shares outstanding and excludes the dilutive effect of options, warrants and convertible securities, while diluted loss per share includes such effects if dilutive. For all years presented, the Company's basic and diluted loss per share is the same because the effects of all options, warrants and convertible securities were antidilutive.

2. Inventories

Inventories consisted of the following:
	2000	1999

Purchased parts, materials and supplies	$503,059	$228,430
Work in process	184,037	208,144
Finished products	109,905	98,962
Less obsolescence reserve	(241,250)	(245,551)
	$555,751	$289,985

3. Debt

Lease Settlement Costs:

During 1993, the Company assumed lease guarantees for certain operations sold in 1990 when the buyer filed bankruptcy. The settlement with lessors was recorded at its present value of $125,000 using an 8% interest rate. During 1997, the Company renegotiated the settlement agreement extending the payment terms through 2001. Final settlement payments of $10,835 are due in 2001.

4. Operating Leases

The Company moved offices and signed a new lease agreement which expires March 2004. Rental expense included in operations for the leases for the years ended December 31, 2000 and 1999 totaled $119,826 and $119,540, respectively. A $10,000 deposit is maintained in connection with the lease. Future minimum rentals under the operating lease agreement are as follows:
Year ending:
2001	$ 89,518
2002	88,982
2003	88,982
Thereafter	22,246
$289,728

5. Shareholders' Equity

Preferred Stock

On April 5, 2000, each share of the preferred stock was callable at the option of the Company at a price of $2.00 per share. In August 2000, the 200,000 preferred shares were converted to common stock at $.46 per share. Cumulative dividends in arrears at December 31, 2000, were $39,861 and are included in accrued expenses.

Common Stock

In 1996, the Company sold 3,501,000 units in a private placement of its common stock, resulting in net proceeds to the Company of $3,046,000. Each unit sold in the private placement consisted of one share of common stock and one redeemable warrant. Each redeemable warrant entitled the holder to purchase one share of common stock at $1.50 per share. During 1999, the Company extended the expiration date of the redeemable warrants from September 1999 to September 2004 and reduced the exercise price to $.75 per share. The Company may redeem the warrants at $.01 per warrant at any time subsequent to 180 days after the issuance of the redeemable warrant if the closing price of the Company's common stock is above $2.00 per share for 20 consecutive days subsequent to the date the redeemable warrants are first redeemable. In connection with the private placement, the Company granted the selling agent a warrant to purchase 350,100 shares of common stock at an exercise price of $1.00 per share. The warrant expires in 2002.

In 1999, the Company commenced a private placement for the sale of 11,000,000 shares of common stock. During 1999, the Company received $505,000 in proceeds for 2,525,000 shares. The remaining net proceeds of $1,576,000 were received during 2000. In connection with the private placement, the Company granted the selling agent a warrant to purchase 456,000 shares of common stock at an exercise price of $.20 per share, expiring in 2005.

6. Stock Options and Warrants

The Company's stock option plans authorize the granting of incentive and non-qualified stock options generally at exercise prices equal to the grant date market value of the underlying stock. Options granted generally vest over a period of 48 months with a five-year term.

 A summary of outstanding options is as follows:
	Shares Reserved for Grant	Options Outstanding	Weighted Average Exercise Price Per Share

Balance, December 31, 1998	1,191,833	892,667	$ .54
Granted	(700,000)	700,000.21
Canceled	316,500	(316,500)	.53
Balance, December 31, 1999	808,333	1,276,167.36
Granted	(760,000)	760,000.25
Canceled	494,500	(494,500)	.40
Increase in shares reserved for grant	2,500,000	--	--
Balance, December 31, 2000	3,042,833	1,541,667	$.29

As of December 31, 2000, there were 1,390,000 options outstanding with exercise prices between $.20 and $.50, and 151,667 options outstanding with exercise prices between $.53 and $3.53. At December 31, 2000, outstanding options had a weighted average remaining contractual life of four years.

The number of options exercisable as of December 31, 2000 and 1999 was 840,417 and 448,667, respectively, at weighted average exercise prices of $.31 and $.54 per share, respectively.

The weighted average fair value of options granted during the years ended December 31, 2000 and 1999 was $.23 and $.19 per share, respectively.

Pro Forma Disclosures

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999, respectively: risk-free interest rate of 6.01% and 5.5%; no dividend yield; and volatility factor of the expected market price of the Company's common stock of 3.081 and 1.829.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
	2000	1999

Pro forma loss applicable to common shares	$(1,931,379)	$(1,133,446)
Pro forma loss per common share - basic and diluted	$(.08)	$(.08)

Warrants

The Company has granted warrants for the purchase of shares of the Company's common stock to officers, directors and certain debt and equity holders. With the exception of warrants granted to certain officers, the warrants are fully vested upon issuance and expire in varying amounts through 2008. Information with respect to warrants granted as of December 31, 2000 and 1999 is summarized as follows:
	Shares	Warrant Price Per Share

Outstanding at December 31, 1998	9,339,686	$.29 to $1.94
Granted	764,000	.19 to .20
Canceled	(711,570)	.50 to 1.00
Outstanding at December 31, 1999	9,392,116	.19 to 1.94
Granted	456,000.20
Exercised	(15,000)	.50
Outstanding at December 31, 2000	9,833,116	$.19 to $1.94

In September 1999, the Company issued a warrant to its Vice President of Sales and Marketing for the purchase of 64,000 shares of common stock at $.19 per share. The warrant vested immediately and expires September 1, 2004.

In November 1999, the Company issued another warrant to its Vice President of Sales and Marketing for the purchase of 700,000 shares of common stock at $.20 per share. The warrants vest 25% semiannually beginning on May 1, 2000 and expire November 1, 2006.

 7. Income Taxes

Deferred tax assets and liabilities consisted of the following:
	2000	1999

Net operating loss carryforwards	$3,745,000	$3,278,000
Inventory	82,000	83,000
Accrued salaries	41,000	-
Other	47,000	49,000
Deferred tax assets	3,915,000	3,410,000

Depreciation	21,000	35,000
Deferred tax liability	21,000	35,000
	3,894,000	3,375,000
Less valuation allowance	(3,894,000)	(3,375,000)
Net deferred tax assets	$ -	$ -

The Company has net operating loss carryforwards at December 31, 2000 of approximately $11,000,000, which are available to reduce income taxes payable in future years. These carryforwards will expire at various times through the year 2021. Carryforwards of approximately $115,000 expired in 2000.

The annual usage of the Company's net operating loss carryforwards may be limited by provisions of the Tax Reform Act of 1986 (TRA). Under TRA, if a company experiences a change in ownership of more than 50% (by value) of its outstanding stock over a three-year period, the use of its pre-change in ownership net operating loss carryforwards may be limited each year until the loss is exhausted or the carryover period expires.

Income tax expense relates to state taxes.

8. Retirement Plan

The Company has a Retirement Savings Plan for its employees which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may match up to 25% of the employees' contributions to a maximum of 3% of the employee's annual salary. Employees vest immediately in their contribution and vest in the Company's contribution after one year of service. There were no matching contributions to the Plan during 2000 and 1999.

9. Major Customers

For the year ended December 31, 2000, the Company had net sales to two customers which totaled 47% of the total net sales for the year. There were no receivables due from these customers at December 31, 2000.

For the year ended December 31, 1999, the Company had sales to two customers which totaled 37.9% of net sales and which customers had $17,384 in outstanding receivables at December 31, 1999.

 10. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring operating losses, depleting most of its available capital. The Company is dependent on obtaining future financing to continue as a going concern. Management is actively pursuing a 12-month bridge loan and evaluating other alternatives, including a private placement. However, there can be no assurance that the Company will be successful in obtaining financing on terms favorable to the Company.

11. Contingent Liability

On June 1, 1992, the Company sold and assigned to The Crepeau Company (Crepeau) all rights, duties and liabilities the Company had under a lease from the St. Paul Port Authority which covered office and manufacturing space and land at 120 West Plato Boulevard, St. Paul, Minnesota. The lease from the Port Authority runs through August 31, 2007, and provides for rental payments of $5,591 per month, with the lessee to pay all taxes, insurance, utility, maintenance and other costs. On August 11, 2000, Crepeau filed Chapter 11 bankruptcy. Crepeau is in the process of preparing and submitting a plan of reorganization for approval of the Bankruptcy Court and creditors which, according to Crepeau's counsel, is anticipated shortly. The Company believes the plan of reorganization, if approved, will require Crepeau to continue to fulfill its obligations under the Port Authority lease. However, the Company remains contingently liable to the Port Authority in the event that Crepeau defaults under the terms of such lease. In the event that Crepeau does default under the Port Authority lease, the Company will remain liable for the monthly rental payments and other costs. In such event, however, management believes that the Company will be able to locate a replacement tenant within a reasonable period of time.

12. Subsequent Events

During the first quarter of 2001, the Company began actively pursuing financing of between $300,000 and $1,000,000 to fund initial PowerLinkTM production and for general working capital purposes. The funds are being raised through use of twelve-month convertible bridge loan agreements bearing an annual interest rate of 12% and granting of five-year non-callable warrant to purchase 2-1/2 shares of common stock of the Company, at a price of $.40 per share for each $1 invested in the notes. The notes and accrued interest are convertible to common stock at a conversion price per share equal to the lower of $.20 per share or 80% of the lowest price per share for which the Company may sell shares of its common stock (in a minimum offering amount of 100,000 shares) during the term of the note. As of March 28, 2001, $525,000 has been raised, including $100,000 each from Perkins Capital Management, John E. Rogers, a private investor, and Ronald B. Thomas, President and CEO, Astrocom Corporation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

    No disagreements with accountants have occurred within the two-year period ended December 31, 2000, which required reporting on Form 8-K.

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

PART IV

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

10(vii) Lease Agreement between the Company and Plymouth Ponds Development II, LLC, dated March 30, 1999 (incorporated by reference to Exhibit 10 to Form 10-QSB Report for the quarter ended March 31, 1999 (File 0-8482)]

10(viii) Warrant issued to Ronald B. Thomas, dated July 2, 1999 [incorporated by reference to Exhibit 10(xv) to Form 10-KSB Report for the year ended December 31, 1997 (File 0-8482)].

10(ix) Warrant issued to Ronald B. Thomas, dated August 27, 1998 [incorporated by reference to Exhibit 10(i) to Form 10-QSB Report for the quarter ended September 30, 1998 (File 0-8482)].

10(x) 1998 Stock Option Plan of the Company as approved by Shareholders at May 28, 1998 meeting [incorporated by reference to Exhibit 10(xv) to Form 10-KSB Report for the year ended December 31, 1998 (File 0-8482)].

10(xi) Amendment to 1998 Stock Option Plan of the Company adapted by the directors on March 6, 2000 and approved by the Shareholders on May 24, 2000.

23 Consent of Independent Auditors.

(b) Reports on Form 8-K:

    The registrant did not file any reports of Form 8-K during the fourth quarter of the fiscal year ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                          ASTROCOM CORPORATION

Dated: March 30, 2001.                                                                    By: s/ Ronald B. Thomas
                                                                                                          Ronald B. Thomas,
                                                                                                          President and Chief Executive Officer

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant on March 30, 2001 in the capacities indicated.

s/ Ronald B. Thomas                                                                          President, Chief Executive Officer and Director
Ronald B. Thomas

s/ John M. Bucher                                                                              Director of Operations and Corporate Controller
John M. Bucher

s/ Duane S. Carlson                                                                           Director
Duane S. Carlson

s/ Gary L. Deaner                                                                              Director
Gary L. Deaner

s/ S. Albert D. Hanser                                                                        Director
S. Albert D. Hanser

s/ Douglas M. Pihl                                                                              Director
Douglas M. Pihl

Exhibit 10(xi)

Amendment to 1998 Stock Option Plan

RESOLVED, that the shareholders of Astrocom Corporation approved the amendment of the 1998 Stock Option Plan of Astrocom Corporation to increase to 4,000,000 the number of shares of common stock authorized for issuance thereunder.

Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-299184) pertaining to the 1988 Incentive Stock Option Plan of Astrocom Corporation our report dated February 23, 2001 (except for Note 12, as to which the date is March 28, 2001), with respect to the financial statements of Astrocom Corporation included in this Annual Report on Form 10-KSB of Astrocom Corporation for the year ended December 31, 2000

                                                                                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 28, 2001