Form 10QSB
period 2001-03-31
ASTROCOM CORP
filed 2001-05-15
CIK 215155

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended March 31, 2001
                                                                                 or
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Astrocom Corporation
Balance Sheets

	March 31, 2001 Unaudited	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$458,806	$294,472
Accounts receivable, less allowance	52,740	57,080
Inventories	610,348	555,751
Prepaid expenses	60,730	77,812
Total current assets	1,182,624	985,115

Property and equipment
Property and equipment	750,501	748,376
Accumulated depreciation	(668,494)	(654,571)
Net property & Equipment	82,007	93,805

License agreements, net	30,651	42,991

Other assets	10,000	10,000

Total assets	$1,305,282	$1,131,911

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$200,949	$121,885
Accrued compensation	224,517	167,214
Accrued expenses	83,525	74,411
Convertible Notes	354,375	-
Current portion of lease settlement costs	10,815	10,835
Total current liabilities	874,181	374,345

Shareholders' equity
Preferred stock	-	-
Common stock	2,644,498	2,644,498
Additional paid-in capital	9,394,023	9,223,398
Accumulated deficit	(11,607,420)	(11,110,330)
Total shareholders' equity	431,101	757,566

Total liabilities and shareholders' equity	$1,305,282	$1,131,911

See accompanying notes to financial statements.

Astrocom Corporation
Statements of Operations (Unaudited)

	Three Months Ended March 31
	2001	2000
Net sales	$129,705	$192,014

Cost of products sold	118,867	159,395

Gross profit	10,839	32,619

Operating expenses
Selling and administrative	310,667	298,277
Research and development	197,218	146,918
Total operating expenses	507,885	445,195

Operating loss	(497,046)	(412,576)

Other income (expense)
Interest income	1,983	9,376
Interest expense	(1,529)	(781)
Other expense	(239)	(368)
Total other income (expense)	215	8,227

Net loss before taxes	(496,831)	(404,349)

Taxes	263	1,151

Net loss	(497,094)	(405,500)

Less preferred stock dividends	-	3,000

Loss applicable to common shares	($497,094)	($408,500)

Loss per common share - basic and diluted	($0.02)	($0.02)

Weighted average number of common shares outstanding	26,448,943	20,313,831

See accompanying notes to financial statements.

Astrocom Corporation
Statements of Cashflows (Unaudited)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities
Net loss	($497,094)	($405,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,263	36,719
Loss on disposal of equipment	-	299
Changes in operating assets and liabilities:
Accounts receivable	4,340	(38,975)
Inventories	(54,597)	(134,753)
Prepaid expenses	17,082	(2,250)
Other Assets	-	-
Accounts payable	79,069	58,255
Accrued expenses	66,417	(2,203)
Net cash used in operating activities	(358,520)	(488,406)

Cash flows from investing activities
Purchases of equipment	(2,127)	(2,931)
Purchase of license agreements	-	(31,009)
Proceeds from sale of equipments	-	(299)
Net cash used in investing activities	(2,127)	(34,239)

Cash flows from financing activities
Proceeds from sale of stock	-	1,583,990
Net proceeds from issuance of convertible debt	525,000	-
Payments on lease settlement obligations	(20)	(8,219)
Cash provided by financing activities	524,980	1,575,771

Net increase in cash	164,334	1,053,126
Cash at beginning of period	294,472	557,637
Cash at end of period	$458,806	$1,610,763

See accompanying notes to financial statements.

Astrocom Corporation
Notes to Financial Statements
March 31, 2001

1. Basis of Presentation

The financial statements in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

2. Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis, and consisted of the following:

	March 31, 2001 (Unaudited)	December 31, 2000
Raw materials	$508,140	$503,059
Work in process	260,012	184,037
Finished goods	102,726	109,905
Less obsolescence reserve	(260,530)	(241,250)
	$610,348	$555,751

3. Loss Per Share

The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic earnings per share exclude the dilutive effect of options, warrants and convertible securities, while diluted earnings per share include such effects. For all periods presented, the Company's basic and diluted loss per share are the same because the effects of all options, warrants and convertible securities were antidilutive.]

4. Current Liabilities - Convertible Notes Payable

Near the end of the first quarter of 2001, the Company borrowed $525,000 through issuance of subordinated convertible promissory notes payable and warrants to purchase 1,312,500 shares of common stock at $.40 per share. The notes payable bear interest at a rate of 12% payable at maturity 12 months from date of issue. The notes payable are convertible into common stock of the Company at the lower of $.20 per share or 80% of the lowest price per share for which the Company has sold shares of its common stock (in a minimum offering amount of 100,000 shares) during the term of the note.

The beneficial conversion feature and the warrants were valued and recorded as a discount to the notes payable which is being accreted as interest expense over the term of the notes. The carrying value of the notes at March 31, 2001 was $354,375, net of a $170,625 discount.

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

Results of Operations

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

Three Months Ended March 31,	% Increase (Decrease)
	2001	2000
Net Sales	100.0%	100.0%	(32.4)%
Cost of Sales	91.6	83.0	(25.4)
Gross Profit	8.4	17.0	(66.8)
Selling and Administrative	239.5	155.3	4.2
Research and Development	152.1	76.5	34.2
Operating Loss	(383.2)	(214.9)	20.5
Other Income (Expense)	0.2	4.3	(97.4)
Net Loss	(383.2)%	(211.2)%	22.6%

      Net Sales. Net sales for the three month period ended March 31, 2001 decreased to $129,705 from $192,014 for the comparable period in 2000. The decline in sales is the result of a continued slowdown from customers for our legacy CSU/DSU products. Late in March, the Company began shipment of customer evaluation and pre-production units of the new PowerLinkTM DSL Aggregator - a product that facilitates the increase of WAN (Wide Area Network) bandwidth in increments of slower speed, lower cost, more readily available lines. While these early PowerLinkTM sales did not offset the decline in revenues for the quarter, the Company believes that its investment in this product line will lead to increased revenues over the coming months.

        Gross Profit. Gross profit margin for the three month period ended March 31, 2001 was 8.4% as compared to 17.0% for the same period of 2000. The decrease is primarily attributable to the reduced sales volume and the resulting increase in labor and overhead as a percentage of sales dollars. While the Company has reduced labor expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.

        Operating Expenses. Selling and administrative expenses were $310,667 for the three month period ended March 31, 2001, an increase of 4.2% from the comparable period of 2000. Sales and marketing expenses increased by 12.1% over the same quarter in 2000; this increase was mostly due to greater participation in trade shows to display the PowerLinkTM. Administrative expenses for 2001 decreased slightly over the same period in 2000.

Research and development expenses were $197,218 for the three month period ended March 31, 2001, an increase of 34.2% from the comparable period in 2000. The increase was due to the addition of engineering staff and increased costs associated with new product development. The Company expects research and development expenses to continue to increase in future quarters as it further enhances the PowerLinkTM and invests in new product development.

        Other Income (Expense). Other income, net, for the three month period ended March 31, 2001 decreased to $215 from $8,227 in the comparable period of 2000. The decrease was the result of less interest income generated from lower cash balances.

        Net Loss. The Company reported a net loss of $497,094 for the three month period ended March 31, 2001 compared to a net loss of $405,500 for the comparable period of 2000. The increased loss is primarily due to lower sales revenue and increased expenditures for new product development and sales and marketing.

Liquidity and Capital Resources

        For the first quarter of 2001, net working capital decreased to $308,443 from $610,770 on December 31, 2000; cash increased to $458,806 from $294,472 on December 31, 2000. The Company raised $525,000 via convertible bridge loans during the period ended March 31, 2001; an additional $200,000 has been received subsequent to March 31. The current fund-raising efforts will be concluded by the end of May.

        The Company intends to raise additional funds over the next twelve months to allow pursuit of the opportunities that it has with the new product line of WAN line aggregators. The additional funds are required to expand the product line with added features, to increase marketing and sales efforts and to prepare for full product production. To that end, the Company is seeking approval at its annual shareholders' meeting to increase the Company's authorized shares of common stock. Without these additional funds, management believes that the Company may be unable to adequately promote the new product line due to lack of market visibility and potential manufacturing constraints.

        The Company currently believes that its available sources of funds will be adequate to finance operations for the year.

PART II. OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001

ASTROCOM CORPORATION

By:_______________________
Ronald B. Thomas
President and Chief Executive Officer

By:_______________________
John M. Bucher
Director of Operations and Corporate Controller