Form 10QSB
period 2001-06-30
ASTROCOM CORP
filed 2001-08-13
CIK 215155

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 2001
                                                                         or
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

(612) 378-7800
(Issuer's telephone number)

___________________________________________________________
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

PART I. FINANCIAL INFORMATION

Astrocom Corporation
Balance Sheets
	June 30, 2001	December 31, 2000
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$ 259,135	$ 294,472
Accounts receivable, less allowance	70,006	57,080
Inventories	618,782	555,751
Prepaid Expenses	43,047	77,812
Total current assets	990,970	985,115

Property and equipment
Property and equipment	759,216	748,376
Accumulated depreciation	(682,449)	(654,571)
Net property & equipment	76,767	93,805

License agreements, net	22,259	42,991

Other assets	10,000	10,000

Total assets	$ 1,099,996	$ 1,131,911

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 124,575	$ 121,885
Accrued compensation	265,636	167,214
Accrued expenses	78,881	74,411
Convertible Notes	595,271	--
Current portion of lease settlement costs	4,960	10,835
Total current liabilities	1,069,323	374,345

Shareholders' equity:
Preferred stock	--	--
Common stock	2,644,498	2,644,498
Additional paid-in capital	9,475,148	9,223,398
Accumulated deficit	(12,088,973)	(11,110,330)
Total shareholder's equity	30,673	757,566

Total liabilities and shareholder's equity	$ 1,099,996	$ 1,131,911

See accompanying notes to financial statements.

Item 1. Financial Statements

Astrocom Corporation
Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net sales	$ 135,985	$ 192,173	$ 265,690	$ 384,187

Cost of products sold	110,725	180,573	229,591	339,969

Gross profit	25,260	11,600	36,099	44,218

Operating expenses
Selling and administrative	269,513	304,063	580,181	602,340
Research and development	156,870	146,569	354,088	293,486
Total operating expenses	426,383	450,632	934,269	895,826

Operating loss	(401,123)	(439,032)	(898,170)	(851,608)

Other income (expense)
Interest income	3,031	18,016	5,014	27,392
Interest expense	(82,756)	(616)	(84,285)	(1,397)
Other expense	(467)	(266)	(705)	(634)
Total other income (expense)	(80,192)	17,134	(79,976)	25,361

Net loss before taxes	(481,315)	(421,898)	(978,146)	(826,247)

Taxes	237	250	500	1,401

Net loss	(481,552)	(422,148)	(978,646)	(827,648)

Less preferred stock dividends	--	3,000	--	6,000

Loss applicable to common shares	$ (481,552)	$ (425,148)	$ (978,646)	$ (833,648)

Loss per common share - basic and diluted	$ (0.02)	$ (0.02)	$ (0.04)	$ (0.04)

Weighted average number of common shares outstanding	26,448,943	26,014,161	26,448,943	23,163,996

See accompanying notes to financial statements.

Astrocom Corporation
Statement of Cashflows (Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net loss	$ (978,646)	$ (827,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,631	64,899
Loss on disposal of equipment	--	299
Changes in operating assets and liabilities:
Accounts receivable	(12,927)	(38,557)
Inventories	(63,031)	(246,372)
Prepaid expenses	34,765	(7,807)
Other Assets	--	--
Accounts payable	2,690	3,559
Accrued expenses	102,898	(7,174)
Net cash used in operating activities	(803,620)	(1,058,801)

Cash flows from investing activities
Purchases of equipment	(10,842)	(13,929)
Purchase of license agreements	--	(39,829)
Proceeds from sale of equipment	--	--
Net cash used in investing activities	(10,842)	(53,758)

Cash flows from financing activities
Proceeds from sale of stock	--	1,583,990
Net proceeds from issuance of convertible debt	785,000	--
Payments on lease settlement obligations	(5,875)	(16,603)
Cash provided by financing activities	779,125	1,567,387

Net increase in cash	(35,337)	454,828
Cash at beginning of period	294,472	557,637
Cash at end of period	$ 259,135	$ 1,012,465

See accompanying notes to financial statements.

Astrocom Corporation
                                                Notes to Financial Statements
                                                               June 30, 2001

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

2. Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis. Inventories consisted of the following:

	June 30, 2001 (Unaudited)	December 31, 2000
Raw materials	$474,776	$503,059
Work in process	275,788	184,037
Finished goods	126,840	109,905
Less obsolescence reserve	(258,622)	(241,250)
	$618,782	$555,751

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

4. Current Liabilities - Convertible Notes Payable

During the first half of 2001, the Company borrowed $790,000 through issuance of subordinated convertible promissory notes payable and warrants to purchase 1,975,000 shares of common stock at $.40 per share. The notes payable bear interest at a rate of 12% payable at maturity 12 months from date of issue. The notes payable are convertible into common stock of the Company at the lower of $.20 per share or 80% of the lowest price per share for which the Company has sold shares of its common stock (in a minimum offering amount of 100,000 shares) during the term of the note.

The beneficial conversion feature and the warrants were valued and recorded as a discount to the notes payable which is being accreted as interest expense over the term of the notes. The carrying value of the notes at June 30, 2001 was $595,271, net of a $194,729 discount.

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

Results of Operations

        The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

Three Months Ended June 30,	% Increase (Decrease)	Six Months Ended June 30,	% Increase (Decrease)
	2001	2000		2001	2000
Net Sales	100.0%	100.0%	(29.2)%	100.0%	100.0%	(30.8)%
Cost of Sales	81.4	94.0	(38.7)	86.4	88.5	(32.5)
Gross Profit	18.6	6.0	117.8	13.6	11.5	(18.4)
Selling and Administrative	198.2	158.2	(11.4)	218.4	156.8	(3.7)
Research and Development	115.4	76.3	7.0	133.3	76.4	20.6
Operating Loss	(295.0)	(228.5)	(8.6)	(338.1)	(221.7)	5.5
Other Expense	(59.0)	8.9	(568.0)	(30.1)	6.6	(415.4)

Net Loss	(354.0)%	(219.6)%	14.1%	(368.2)%	(215.1)%	18.3

        Net Sales. Net sales for the three month and six month periods ended June 30, 2001 were $135,985 and $265,690, reflecting decreases of 29.2% and 30.8%, respectively, over the comparable periods of 2000. The decline in sales is the result of a continued slowdown from customers for our legacy CSU/DSU products. Late in March, the Company began shipment of customer evaluation and pre-production units of the new PowerLinkTM DSL Aggregator - a product that facilitates the increase of WAN (Wide Area Network) bandwidth in increments of slower speed, lower cost, more readily available lines. As intended, Astrocom received invaluable feedback from these early users; much of that feedback has led to enhancements in the product line. Subsequently, on August 2, 2001, Astrocom announced general availability of the PowerLink-IplusTM with Session Load Balancing and Automatic Line/ISP Fail-Over. The Company believes that its investment in this product line will lead to increased revenues over the coming months.

        Gross Profit. Gross profit margin for the three and six month periods ended June 30, 2001 was 18.6% and 13.6%, respectively, as compared to 6.0% and 11.5% for the comparable periods of 2000. This increase is reflective of higher margin sales in general as well as an improved price structure for the PowerLinkTM family. While the Company has reduced labor and subcontract expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.

        Operating Expenses. Selling and administrative expenses were $269,513 for the three month period ended June 30, 2001, a decrease of 11.4% from the comparable period of 2000. For the six month period ended June 30, 2001, selling and administrative expenses were $580,181, a decrease of 3.7% from the comparable period of 2000. Sales and marketing expenses increased by 15.5% and decreased by 22.9% in the first and second quarters, respectively, compared to the same quarters in 2000. These differences are primarily due to timing of marketing campaigns and participation in trade shows. Administrative expenses remained relatively constant for each of the first two quarters of 2001 when compared to the same periods in 2000.

        Research and development expenses were $156,870 for the three month period ended June 30, 2001, an increase of 7.0% from the comparable period in 2000. For the six month period ended June 30, 2001, research and development expenses were $354,088, an increase of 20.6% from the comparable period of 2000; the increase was due to engineering service costs associated with new product development. The Company expects research and development expenses to continue to increase in future quarters as it further enhances the PowerLinkTM and invests in new product development.

        Other Income and Expense. Other income, net, for the three month period ended June 30, 2001 decreased to $(80,192) from $17,134 in the comparable period in 2000. For the six month period ended June 30, 2001, other income, net, decreased to $(79,976) from $25,361 in the comparable period in 2000. The increase in expenses for 2001 is reflective of the interest expenses associated with the bridge financing obtained in the first and second quarters.

        Net Loss. The Company reported a net loss of $481,552 and $978,646, respectively, for the three and six month periods ended June 30, 2001, compared to a net loss of $422,148 and $827,648 for the comparable periods of 2000. The increase loss is primarily the result of lower sales revenue, increased expenditures in new product development and sales and marketing, and bridge loan expenses.

Liquidity and Capital Resources

    Net working capital decreased to a deficit of $78,353 for the second quarter from $308,443 on March 31, 2001. Cash decreased to $259,135 from $458,806 on March 31, 2001.

    During the first half of 2001, the Company raised $785,000 (net) via convertible bridge financing. The Company intends to raise additional funds over the next twelve months to allow pursuit of the opportunities that it has with the new product line of WAN line aggregators. The additional funds are required to expand the product line with added features, to increase marketing and sales efforts and to prepare for full product production. Without these additional funds, management believes that the Company may be unable to adequately promote the new product line due to lack of market visibility and potential manufacturing constraints.

        The Company currently believes that its available sources of funds will be adequate to finance operations for the year.

PART II. OTHER INFORMATION

Item 5. Other Information

        a)     In the annual reports for both 1999 and 2000 under the 'Common Stock' subtitle of Note 5. of the 'Notes to Financial Statements', it is incorrectly stated that the 3,501,000 redeemable warrants associated with the1996 private placement of common stock was extended from September 1999 to September 2004. Per notification that was sent to the respective holders, the correct date is September 2001.

        None.

Item 6. Exhibits and Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: 13 August 2001

ASTROCOM CORPORATION

By:_______________________
Ronald B. Thomas
President and Chief Executive Officer

By:_______________________
John M. Bucher
Director of Operations and Corporate Controller