Form 10QSB
period 2001-09-30
ASTROCOM CORP
filed 2001-11-14
CIK 215155

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 2001
                                                                         or
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

(612) 378-7800
(Issuer's telephone number)

_____________________________________________________
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

PART I. FINANCIAL INFORMATION

Astrocom Corporation
Balance Sheets

	September 30, 2001	December 31, 2000
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$ 95,979	$ 294,472
Accounts receivable, less allowance	88,396	57,080
Inventories	569,997	555,751
Prepaid expenses	27,961	77,812
Total current assets	782,333	985,115

Property and equipment
Property and equipment	760,306	748,376
Accumulated depreciation	(695,865)	(654,571)
Net property & equipment	64,441	93,805

License agreements, net	14,909	42,991

Other assets	10,000	10,000

Total assets	$ 871,683	$ 1,131,911

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 161,883	$ 121,885
Accrued compensation	315,267	167,214
Accrued expenses	103,147	74,411
Convertible Notes	659,462	-
Current portion of lease settlement costs	1,993	10,835
Total current liabilities	1,241,752	374,345

Lease settlement costs	-	-

Shareholders' equity:
Preferred stock	-	-
Common stock	2,644,498	2,644,498
Additional paid-in capital	9,475,148	9,223,398
Accumulated deficit	(12,489,715)	(11,110,330)
Total shareholders' equity	(370,069)	757,566

Total liabilities and shareholders' equity	$ 871,683	$ 1,131,911

See accompanying notes to financial statements.

Astrocom Corporation
Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Net sales	$ 216,747	$ 237,492	$ 482,437	$ 621,679

Cost of products sold	150,416	194,136	380,007	534,105

Gross profit	66,331	43,356	102,430	87,574

Operating expenses
Selling and administrative	231,674	196,969	811,856	799,309
Research and development	147,966	154,174	502,054	447,660
Total operating expenses	379,640	351,143	1,313,910	1,246,969

Operating loss	(313,309)	(307,787)	(1,211,480)	(1,159,395)

Other income (expense)
Interest income	965	12,088	5,979	39,480
Interest expense	(88,115)	(495)	(172,400)	(1,892)
Other expense	(279)	(328)	(984)	(962)
Total other income (expense)	(87,429)	11,265	(167,405)	36,626

Net loss before taxes	(400,738)	(296,522)	(1,378,885)	(1,122,769)

Taxes	-	250	500	1,651

Net loss	(400,738)	(296,772)	(1,379,385)	(1,124,420)

Less preferred stock dividends	-	1,500	-	7,500

Loss applicable to common shares	$ (400,738)	$ (298,272)	$ (1,379,385)	$(1,131,920)

Loss per common share - basic and diluted	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.05)

Weighted average number of common shares outstanding	26,448,943	26,231,552	26,448,943	24,193,978

See accompanying notes to financial statements.

Astrocom Corporation
Statements of Cashflows (Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities
Net loss	$ (1,379,385)	$ (1,124,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,585	92,642
Loss on disposal of equipment	-	299
Changes in operating assets and liabilities:
Accounts receivable	(31,316)	13,951
Inventories	(14,246)	(222,002)
Prepaid expenses	49,851	(74)
Accounts payable	39,996	(56,933)
Accrued expenses	176,796	(14,294)
Net cash used in operating activities	(962,719)	(1,310,830)

Cash flows from investing activities
Purchases of equipment	(11,932)	(16,485)
Purchase of license agreements	-	(40,824)
Proceeds from sale of equipment	-	(299)
Net cash used in investing activities	(11,932)	(57,608)

Cash flows from financing activities
Proceeds from sale of stock	-	1,583,990
Net proceeds from issuance of convertible debt	785,000	-
Payments on lease settlement obligations	(8,842)	(25,157)
Cash provided by financing activities	776,158	1,558,833

Net decrease (increase) in cash	(198,493)	190,395
Cash at beginning of period	294,472	557,637
Cash at end of period	$ 95,979	$ 748,032

See accompanying notes to financial statements.

Astrocom Corporation
Notes to Financial Statements
September 30, 2001

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

2. Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis, and consisted of the following:

	September 30, 2001 (Unaudited)	December 31, 2000
Raw materials	$477,823	$503,059
Work in process	249,068	184,037
Finished goods	97,523	109,905
Less obsolescence reserve	(254,417)	(241,250)
	$569,997	$555,751

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

Results of Operations

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

Three Months Ended September 30,	% Increase (Decrease)	Nine Months Ended September 30,	% Increase (Decrease)
	2001	2000		2001	2000
Net Sales	100.0%	100.0%	(8.7)%	100.0%	100.0%	(22.4)%
Cost of Sales	69.4	81.7	(22.5)	78.8	85.9	(28.9)
Gross Profit	30.6	18.3	53.0	21.2	14.1	17.0
Selling and Administrative	106.9	82.9	17.6	168.3	128.6	1.6
Research and Development	68.3	64.9	(4.0)	104.1	72.0	12.2
Operating Loss	(144.6)	(129.6)	1.8	(251.1)	(186.5)	4.5
Other Income (Expense)	(40.3)	4.7	(876.1)	(34.7)	5.9	(557.1)
Net Loss	(184.9)%	(125.0)%	35.0%	(285.9)%	(180.9)%	22.7%

     Net Sales. Net sales for the three month and nine month periods ended September 30, 2001 were $216,747 and $482,437, respectively, reflecting decreases of 8.7% and 22.4% over the comparable periods of 2000. The decline in sales is the result of a continued slowdown from customers for our legacy CSU/DSU products, and from a longer than anticipated sales cycle for our new PowerLinkTM Aggregator. The PowerLinkTM aggregates multiple WAN (Wide Area Network) services - i.e.: T1, xDSL, cable, ISDN, wireless, etc. - and provides fail-over protection to virtually eliminate network down time. Its sales cycle, however, has been extended by customer line installation schedules, longer evaluation periods and necessary Astrocom software improvements/enhancements. One of the most significant recently released enhancements is that the PowerLinkTM now supports VPN (Virtual Private Networks); a number of potential customers have been waiting for this feature before they evaluate the product. There are over 40 evaluation units outstanding - some will be converted to sales for the month of October and others are being evaluated by major organizations for marketing programs. The Company believes that its investment in this product line will lead to increased revenues over the coming months.

    Gross Profit. Gross profit margin for the three and nine month periods ended September 30, 2001 were 30.6% and 21.2%, respectively, as compared to 18.3% and 14.1% for the comparable periods of 2000. This increase is reflective of reduced labor and subcontract expenses as well as an improved price structure for the PowerLinkTM family. While the Company has reduced expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.

     Operating Expenses. Selling and administrative expenses were $231,674 for the three month period ended September 30, 2001, an increase of 17.6% from the comparable period of 2000. For the nine month period ended September 30, 2001, selling and administrative expenses were $811,856, an increase of 1.6% from the comparable period of 2000. Sales and marketing expenses decreased by 27.1% when compared to the same quarter in 2000 which reflects less fees paid for professional services and a reduction in travel and advertising. Administrative expenses increased by 200% in the third quarter over the same period last year; this increase was mostly due to Mr. Thomas' voluntary salary reduction recorded in the third quarter of 2000.

Research and development expenses were $147,966 for the three month period ended September 30, 2001, a decrease of 4.0% from the comparable period in 2000. For the nine month period ended September 30, 2001, research and development expenses were $502,054, an increase of 12.2% from the comparable period of 2000. The Company expects research and development expenses to continue to increase in future quarters as it further enhances the PowerLinkTM and invests in new product development.

     Other Income (Expense). Other income, net, for the three month period ended September 30, 2001 decreased to $(87,429) from $11,265 in the comparable period in 2000. For the nine month period ended September 30, 2001, other income, net, decreased to $(167,405) from $36,626 in the comparable period in 2000. The increase in expenses for 2001 is reflective of the interest expenses associated with the bridge financing obtained in the first and second quarters.

     Net Loss. The Company reported a net loss of $400,738 and $1,379,385, respectively, for the three and nine month periods ended September 30, 2001, compared to a net loss of $296,772 and $1,124,420 for the comparable periods of 2000. The increased loss is primarily due to lower sales revenue and increased expenditures for new product development and sales and marketing.

Liquidity and Capital Resources

     Net working capital decreased to a deficit of $459,419 for the third quarter from a deficit of $78,353 on June 30, 2001. Cash decreased to $95,979 from $259,135 on June 30, 2001.

     During the first half of 2001, the Company raised $785,000 (net) via convertible bridge financing. The Company has initiated efforts to raise between $200,000 and $1,000,000 in additional funds to allow pursuit of the opportunities that it has with the new product line of the PowerLinkTM WAN line aggregators; to date the Company has received $150,000 and has commitments for another $50,000. The additional funds are required to expand the product line with added features, to increase marketing and sales efforts and to prepare for full product production. Without these additional funds, management believes that the Company would be unable to adequately promote the new product line due to lack of market visibility and potential manufacturing constraints.

     The Company currently believes that raising the minimum of $200,000 will be adequate to finance operations for six months. Further, if $1,000,000 is raised, the Company believes that that would be adequate to finance operations through 2002.

PART II. OTHER INFORMATION

Item 5. Other Information

a.)    S. Albert D. Hanser resigned from the Astrocom Board of Directors effective August 16, 2001. Mr. Hanser said that his move to Florida and involvement in a new business precluded him from devoting the time and providing the active participation necessary to perform the duties of director. The Board subsequently elected Mr. Marius Poliac to fill the vacated position; Mr. Poliac is a substantial investor and provides consulting services to the Company through his engineering consulting firm.

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001

ASTROCOM CORPORATION

By:_______________________
Ronald B. Thomas
President and Chief Executive Officer

By:_______________________
John M. Bucher
Director of Operations and Corporate Controller