Form 10KSB
period 2001-12-31
ASTROCOM CORP
filed 2002-04-15
CIK 215155

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[ X ]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2001

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

Common Stock, par value $.10 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    X      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $605,884.

As of March 29, 2002, the aggregate market value of the voting stock held by non-affiliates was $1,264,662, computed by reference to the average of the bid and asked prices on such date, as reported by the OTC Bulletin Board.

As of March 29, 2002, there were outstanding 26,448,943 shares of the registrant's common stock, par value $.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Form 10-KSB

PART I

        This Annual Report contains certain forward-looking statements that project or estimate future events. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "expects," "anticipates," "intends," and similar expressions are intended to identify forward-looking statements. These statements involve various risks and uncertainties that may cause actual results to differ materially from historical results or those currently projected. Readers are cautioned not to place undue reliance on these forward-looking statements.  The Company assumes no obligation to update any of the forward-looking statements after the date of this Form 10-KSB.

ITEM 1.    DESCRIPTION OF BUSINESS.

(a) Business Development

        Astrocom Corporation ("Astrocom" or the "Company") was incorporated in the State of Minnesota on September 28, 1968. Astrocom has been engaged in the design, development, manufacture, assembly and sale of electronic products used for data communications since it commenced operations in 1968.

(b) Business of the Company

Products

        The Company develops, manufactures, markets and services electronic devices which address key areas of wide area data, voice and video communication networks. The Company's current products can be generally placed in the following product categories: T1 and Fractional T1 CSU/DSU's and multiple Wide Area Network (WAN) line (T1, xDSL, cable, ISDN, wireless, satellite, etc.) Aggregators. These products contain all the features and functionality of industry standard counterparts combined with application specific added value features that address the requirements of the Internet, Video Conferencing and Corporate Internetworking markets. Advanced features of the Company's products help organizations make better use of their bandwidth and reduce capital costs.

        In the first quarter of 2001, Company released evaluation and pre-production units of its newest product line -- the PowerLinkTM Aggregator.  At that time, our primary market focus was to Internet Service Providers.  However, the disruption in the Internet access market that began in 2000 continued throughout 2001. For Astrocom these changes were most noticeable in the consolidation and attrition of Internet Service Providers.

        As a result of these changes, the remaining Internet Service Providers are much less inclined to implement new features and technologies and are focusing on their core competencies. At the same time, the growing number of business users on the Internet are becoming much more sensitive to reliability of their access and the need for redundant services.

        While Astrocom sees these changes as a definite opportunity for the PowerLinkTM products, they have forced us to substantially revamp our distribution channels from utilizing a network of Manufacturers' Representatives selling to Internet Service Providers, to our current focus on System Integrators, Value Added Resellers and Original Equipment Manufacturers. Additionally, we have added features to the PowerLinkTM that allow customers to intermix dissimilar Wide Area Network (WAN) technologies and multiple Internet Service Providers. This flexibility allows for a much higher level of redundancy in Internet access, while providing scalable and affordable increased bandwidth.

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

        The sales activities for the Company's electronic products are carried on by a combination of manufacturers' representative firms, system integrators, value-added resellers (VARs) and distributors. In addition to channel sales, the Company's sales force pursues direct business with sizable service providers and end-user accounts. The Company provides marketing support through participation in selected industry trade shows, through a comprehensive corporate web site, through direct mail campaigns and through cooperative marketing activities with distributors.

Manufacturing

        The Company subcontracts approximately 80% of its manufacturing operations to outside organizations specializing in manufacturing; final assembly and testing operations are performed at the Company's facility to maintain direct control over product quality. The Company believes that there are several outside organizations that could provide the specialized manufacturing services required by the Company.

Competition

        The business of the Company is highly competitive. Price competition and service are the most significant features of the market in which the Company participates. The Company competes on a nationwide basis with many other firms. Almost all of these firms are larger and financially stronger than the Company. Management believes that the Company accounts for only a very small portion of the respective national and local markets.  The Company's ability to compete effectively requires continuous development of new products and refinement of established products.

Sources and Availability of Raw Materials

        The Company uses consigned manufacturing subcontractors. Under the consigned approach, Astrocom buys and supplies the material to the subcontractor. Components and raw materials are purchased from an assortment of suppliers, manufacturers and distributors throughout the United States. The Company believes that there are several sources of supply for the required components and raw materials.

Significant Customers

        One of the Company's customers accounted for approximately 33% and 28% of the Company's net sales in 2001 and 2000, respectively; a second customer accounted for 19% of the Company's sales in 2000. No other customer accounted for more than 10% of the Company's net sales during this period.

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

Research and Development

        The Company spent $624,944 in 2001 and $655,891 in 2000 for research and development. The Company deducts internal research and development costs as items of expense as they occur. The Company recognizes that the sale of electronic products will require continuous development of new products and refinement of established products.

Environmental Issues

        Management believes that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials in the environment or otherwise relating to the protection of the environment should have no material effect upon the capital expenditures, earnings and competitive position of the Company's operations.

Employees

        As of March 29, 2002, the Company had a total of eight employees. On February 11, 2002, the Company laid off six employees. No employees are currently represented by labor organizations and there are no collective bargaining agreements. The Company provides paid holidays and vacations. In addition, the Company provides and partially funds group medical and dental insurance.

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

        The real estate lease assigned to Circuit Board One, Inc. covered a 29,867 square foot office, manufacturing and warehouse facility at 4300 Peavey Road, Chaska, Minnesota. The Company's guaranty of the lease remained in effect after the assignment to Circuit Board One, Inc. After Circuit Board One, Inc. ceased operations, the landlord asserted a claim against the Company. This matter was settled during 1993, and the landlord and the Company agreed upon a settlement payment schedule; the Company currently has one payment remaining. See Notes to Financial Statements.

Private Placements

        On April 2, 2002, the Company issued $300,000 of one-year 12% Subordinated Promissory Notes and 5-year Non-callable Warrants to purchase 2-1/2 shares of common stock of the Company, at a price of $.40 per share, for each $1 invested in the notes as the minimum proceeds of a private placement offering. The Notes provide that principal and accrued interest are convertible to common stock at a conversion price of $.10 per share during the term of the note. Pursuant to the terms of an Agency Agreement, the Company paid Miller, Johnson, Steichen and Kinnard (MJSK) a commission of $30,000 for its services in connection with the offering and issued to it an Agent's Warrant for 300,000 shares of the Company's common stock.

        During November and December 2001, the Company raised $175,000 through the issuance of six-month 12% Subordinated Promissory Notes to Ronald Thomas, the Company's President and CEO, Douglas Pihl, a director of the Company, and another accredited investor.

        From March through June 2001, the Company accepted subscription agreements covering an aggregate $790,000 loaned to the Company by 18 accredited investors, and authorized the issuance of one-year 12% Subordinated Promissory Notes and 5-year Non-callable Warrants to purchase 2-1/2 shares of common stock of the Company, at a price of $.40 per share for each $1 invested in the notes. The Notes provide that principal and accrued interest are convertible to common stock at a conversion price per share equal to the lower of $.20 per share or 80% of the lowest price per share for which the Company may sell shares of its common stock (in a minimum offering amount of 100,000 shares) during the term of the note.

ITEM 2.   DESCRIPTION OF PROPERTY

        On June 1, 1992, the Company sold and assigned to The Crepeau Company ("Crepeau") all rights, duties and liabilities the Company had under a lease, as Tenant, from the St. Paul Port Authority, as Landlord, which covered office and manufacturing space and land at 120 West Plato Boulevard, St. Paul, Minnesota (the "Lease"). The Lease was dated September 1, 1997 and ran through August 31, 2007. On August 11, 2000, Crepeau filed Chapter 11 bankruptcy. Subsequent to Crepeau's bankruptcy filing, a Mutual Release was entered into by and between the St. Paul Port Authority and Crepeau, dated May 31, 2001, wherein the Port Authority released Crepeau from any obligations to pay and perform the obligations of Tenant under the Lease (the "Release"). While the Company was not a party to the Release, the language in the Release did not specifically exclude the Company from the benefit of the Release provisions in favor of the Tenant. Although upon assignment of the Lease from the Company to Crepeau, the Company remains potentially liable to the Port Authority for lease defaults, the Company believes that, as a result of the Release, the Company has a defense to any claim by the Port Authority against it alleging breach of the Lease.

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

ITEM 3.    LEGAL PROCEEDINGS

        On July 27, 1983, the Board of the Minnesota Pollution Control Agency found the Company and 13 other corporations to be responsible persons under the Minnesota Superfund Act and thereby secondarily liable for the cleanup of hazardous wastes given to Ecolotech and Brian Carriere. Ecolotech collected such waste materials from the Company during the period 1973 to 1978. On January 25, 1984, the Company and the 13 other corporations entered into an agreement to share the costs of cleanup and litigation in proportion to the respective volumes of waste materials given by each to Ecolotech. As of March 29, 2002, the Company had paid approximately $171,000 pursuant to the agreement, none of which was paid during 2001. The cleanup was completed on February 1, 1986. During February 1987, a judgment was obtained in favor of the Company and the 13 other corporations against Carriere Properties and others. No estimate can be given as to the collectibility of said judgment. The Company believes that any costs or liabilities that it may incur in connection with any latent problems will not have a material effect on the financial condition of the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

(a) Market Information

        The Company's Common Stock is traded on the Over-the-Counter Bulletin Board system under the symbol ATCC. The following table sets forth the high and low selling prices for the Company's Common Stock for 2001 and 2000:

	2001		2000
	High	Low	High	Low
First Quarter	$5/8	$5/32	$2-5/8	$3/16
Second Quarter	9/32	5/32	1-3/4	11/32
Third Quarter	1/4	3/32	1-9/16	3/8
Fourth Quarter	3/16	1/16	1/2	1/8

        On March 29, 2002, the reported last sale price for the Company's Common Stock was $.06 per share.

(b) Holders

        On March 29, 2002 the Company had approximately 610 shareholders of record.

(c) Dividends

        The Company intends to retain any earnings to finance the development of its business and, accordingly, does not anticipate payment of a cash dividend in the foreseeable future.

(d) Recent Sales of Unregistered Securities

        See Item 1 "Private Placements."

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Overview

        Astrocom Corporation, a public company (O.T.C, ATCC), was incorporated in 1968 to design, manufacture and distribute telecommunications products to serve the short-haul communication market by providing line drivers and other equipment for local area networks (LANs). Since 1989, the Company has developed several high speed digital access communications products linking facilities through wide area networks (WANs). Astrocom's CSU/DSUs (Channel Service Unit/Digital Service Unit) function as an interface to high bandwidth telephone company services for such applications as high-speed Internet access, video conferencing, and corporate internetworking. Astrocom multiplexers reduce telecommunication costs by combining up to seven separate data paths into a single communication line. The Astrocom PowerLinkTM Aggregator bundles multiple WAN lines (T1, xDSL, Cable, ISDN, Wireless, Satellite, etc.) into a single virtual wide-pipe of up to 8 Mbps of aggregated bandwidth, and provides fail-over redundancy and intelligent load-balancing. Astrocom products are used by Internet service providers, telephone service providers, government and educational entities, private enterprises and others. Astrocom sells its products through a direct sales force, manufacturers' representatives and a network of distributors and value-added resellers (VARs).

Results of Operation

        The following table presents selected financial information derived from the Company's statements of operations expressed as a percentage of net sales for the years indicated.

Percentage of Net Sales for Years Ended December 31,
2001	2000	1999
Net Sales	100.0%	100.0%	100.0%
Cost of Sales	94.7	88.7	75.2
Gross Profit	5.3	11.3	24.8
Selling and Administrative	173.6	154.3	64.4
Research and Development	103.1	89.4	34.0
Operating Loss	(271.5)	(232.4)	(73.6)
Other Income (Expense)	(42.4)	6.1	(2.1)
Net Loss	(313.9)%	(226.5)%	(75.7)%

Years ended December 31, 2001 Compared to 2000

        Net Sales. Net sales for the year ended December 31, 2001 decreased by 17% to $605,884 compared to $733,945 for the same period ended December 31, 2000. The continued decrease in revenue was due to the ongoing transition of the Company from the traditional CSU/DSU products to the Wide Area Network (WAN) line aggregation market and the lack of meaningful sales of the new products. Production versions of the Company's newest product, the PowerLinkTM, have been shipping in small quantities for about nine months and are performing well. Based on Customer feedback, additional features have been added and the Company believes that with these features, the product will be attractive in a wide range of business applications for the Internet.

        Gross Profit. Gross profit for the year ended December 31, 2001 was $31,988 compared to $82,979 in 2000 (5% and 11% of net sales, respectively). The low gross profit percentage is primarily attributable to the low sales volume and a fixed overhead; the increase in labor and overhead dollars as a percentage of sales results in a smaller gross margin percentage. Gross profits and margins are expected to improve as revenues increase in 2002.

        Operating Expenses. Selling and administrative expenses decreased by 7% in 2001 compared to 2000. Sales and Marketing expenses decreased by 15% while administrative expenses remained relatively flat.

        Research and Development Expenses. Research and development expenses decreased by 5% to $624,944 in 2001 compared to $655,891 in 2000.

        Other Income (Expense). Other expense, net, was ($256,690) for the period ending December 31, 2001 compared to a net other income of $45,050 for the same period in 2000. The increase in expenses is primarily due to costs associated with the current bridge loans. The Company raised $790,000 of 12% convertible debt in 2001. Because the debt was convertible to common stock at a discount from the market price and included detachable warrants, the debt was discounted from its face value and was accreted over the term of the loan as a non-cash interest expense.

        Net Loss. Net loss increased to $1,902,228 in 2001 from $1,662,212 in 2000. The increased loss is attributable to the lower sales revenue, and resultant lower gross margins, and increased expenditures associated with the bridge financing.

Years ended December 31, 2000 Compared to 1999

        Net Sales. Net sales for the year ended December 31, 2000 decreased by 50% to $733,945 compared to $1,461,831 for the same period ended December 31, 1999. The decline in sales was attributed to a continued slowdown from customers for our CSU/DSU products. The Company planned to continue investing in development of its WAN line aggregation products. The PowerLinkTM DSL Aggregator was just recently made available for evaluation and revenues were anticipated to begin late in the first quarter of 2001. The PowerLinkTM is a streamlined derivative of one of the Company's offerings in its family of Inverse Multiplexer (IMUX) products. IMUX revenues did not meet projections due to a number of factors including redirection of limited resources to the PowerLinkTM and to the technological skills needed to sell the product line; nevertheless, it was anticipated that the IMUX would generate revenues in 2001. The Company planned to continue to hire and train Manufacturers' Representatives and had recently added two firms with experience in selling products to Internet Service Providers (ISPs).

        Gross Profit. Gross profit for the year ended December 31, 2000, was $82,979 compared to $362,681 in 1999 (11% and 25% of net sales, respectively). The decrease in gross profit was primarily attributable to reduced sales volume; the resultant increase in labor and overhead dollars as a percentage of sales has driven down gross margins.

        Operating Expenses. Selling and administrative expenses increased by 20% in 2000 over that of 1999. In 2000, the Company increased its investment in sales and marketing by 93%; administrative expenses remained relatively flat. The increase in sales and marketing was due to the hiring of additional sales staff, increased sales activity and the expenses associated with training the Company's network of Manufacturers' Representatives.

        Research and Development Expenses. Research and development expenses increased by 32% to $655,891 in 2000 from $496,877 in 1999. The increase was due to a larger engineering staff and increased costs associated with new product development. The Company had hired additional staff and expected to increase its investment in new product development in future periods.

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

        Net Loss. Net loss increased to $1,662,212 in 2000 from $1,107,305 in 1999. The increased loss was attributable to the lower gross profit and increased expenditures in product development and sales.

Liquidity and Capital Resources

        Net working capital decreased to a deficit of $968,725 on December 31, 2001, from $610,770 on December 31, 2000. Cash decreased to $116,135 on December 31, 2001, from $294,472 on December 31, 2000.

        During 2001, the Company borrowed $175,000 and $790,000 (net) through the issuance of subordinated promissory notes and convertible promissory notes, respectively. In addition, the Company is in the process of raising between $300,000 and $500,000 in additional funds to allow pursuit of the opportunities that it has with its PowerLinkTM WAN line aggregators; as of April 2, 2002, the company has received $260,237, net of expenses. The additional funds are required to expand the product line with added features, to increase marketing and sales efforts and to prepare for full product production. Without these additional funds, management believes that the Company would be unable to adequately promote the new product line due to lack of market visibility and potential manufacturing constraints.

        The Company currently believes that the $260,237, it recently received, in addition to minimal sales and some form of accounts receivable financing, will be adequate to finance operations for six months. Further, if the full $500,000 is raised, the Company believes that that would be adequate, with some form of accounts receivable financing, to finance operations through 2002. However, there is no assurance that such additional funds will be available; in the absence of such additional funds, the Company may need to cease operation.

Critical Accounting Policies: In December 2001, the SEC requested that all registrants discuss their "critical accounting policies." A critical accounting policy is a policy that is both important to the portrayal of our financial condition and results and requires subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain. While our significant accounting policies are discussed in the Notes to our financial statements included in this Form 10-KSB, we believe the following accounting policies to be critical:

        Inventory Valuation/Obsolescence: For emerging products, such as PowerLinkTM, the Company has recorded a reserve of 15% of the value of inventory associated with that product line. Each remaining line item of inventory is analyzed for value of inventory actually moved on an annual basis. Any item that has not moved for two years (other than those related to IMUX) is fully reserved, whereas, two-thirds of the cost over one-year's usage is reserved for current products. We believe that half of the IMUX related items have potential applications within the next year; as such, the other 50% of the cost has been reserved.

        Revenue Recognition: Generally, revenue is recognized upon shipment of product, FOB shipping point. For products sold to distributors, revenue is not recognized until sale of unit to an end-user. For evaluation units, revenue is not recognized until payment is received.

ITEM 7.    FINANCIAL STATEMENTS

Astrocom Corporation

Financial Statements

Years Ended December 31, 2001 and 2000

Report of Independent Auditors

The Board of Directors
Astrocom Corporation

We have audited the accompanying balance sheets of Astrocom Corporation as of December 31, 2001 and 2000, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astrocom Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Astrocom Corporation will continue as a going concern. As more fully described in Note 11, the Company has experienced recurring operating losses and is dependent upon raising additional capital to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                                            /s/ Ernst & Young LLP

Minneapolis, Minnesota
April 2, 2002

Astrocom Corporation
Balance Sheets

December 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$116,135	$ 294,472
Accounts receivable, less allowance of $9,000 in 2001 and $6,000 in 2000	60,421	57,080
Inventories	422,753	555,751
Prepaid expenses	14,816	77,812
Total current assets	614,125	985,115

Building, machinery, and equipment:
Leasehold improvements	1,070	1,070
Machinery and equipment	389,577	378,420
Office furniture and fixtures	372,852	368,886
Total building, machinery, and equipment	763,499	748,376
Less accumulated depreciation	705,707	654,571
	57,792	93,805

Other assets	10,000	10,000

License agreements, less amortization of $165,000 in 2001 and $130,000 in 2000	8,021	42,991
Total assets	$689,938	$1,131,911
Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable	$ 86,520	$ 121,885
Accrued compensation	378,924	167,214
Other accrued expenses	216,767	74,411
Current portion of lease settlement costs	1,993	10,835
Short-term notes payable	898,646	-
Total current liabilities	1,582,850	374,345

Shareholders' equity (deficit):
Preferred stock, $1.00 par value:
Authorized shares - 5,000,000
Issued and outstanding shares - -0- in 2001 (-0- in 2000)	-	-
Common stock, $.10 par value:
Authorized shares - 75,000,000
Issued and outstanding shares - 26,448,943 in 2001 (26,448,943 in 2000)	2,644,498	2,644,498
Additional paid-in capital	9,475,148	9,223,398
Accumulated deficit	(13,012,558)	(11,110,330)
Total shareholders' equity	(892,912)	757,566
Total liabilities and shareholders' equity	$ 689,938	$ 1,131,911

See accompanying notes.

Astrocom Corporation

Statements of Operations

Year Ended December 31
	2001	2000

Net sales	$ 605,884	$ 733,945
Cost of products sold	573,896	650,966
Gross profit	31,988	82,979

Selling and administrative expenses	1,052,082	1,132,449
Research and development expenses	624,944	655,891
Operating expenses	1,677,026	1,788,340
Operating loss	(1,645,038)	(1,705,361)

Other income (expense):
Interest income	6,357	47,443
Other expense	-	(299)
Interest expense	(263,047)	(2,094)
Net loss before income taxes	(1,901,728)	(1,660,311)

Income taxes	500	1,901
Net loss	(1,902,228)	(1,662,212)

Less preferred stock dividends	-	7,500
Loss applicable to common shares	$(1,902,228)	$(1,669,712)

Net loss per common share - basic and diluted	$(.07)	$(.07)
Weighted average number of common shares outstanding	~~$~~26,448,943	24,760,800

See accompanying notes.

Astrocom Corporation

Statements of Shareholders' Equity (Deficit)

Preferred	Common Stock	Additional Paid-In	Accumulated
	Stock	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 1999	$200,000	17,524,161	$1,752,020	$8,331,887	$ (9,440,618)	$ 843,289
Issuance of common stock private placement	-	8,475,000	847,500	728,989	-	1,576,489
Conversion of preferred stock to common stock	(200,000)	434,782	43,478	156,522	-	-
Exercise of warrants		15,000	1,500	6,000	-	7,500
Dividends on preferred stock	-	-	-	-	(7,500)	(7,500)
Net loss	-	-	-	-	(1,662,212)	(1,662,212)
Balance at December 31, 2000	-	26,448,943	2,644,498	9,223,398	(11,110,330)	757,566
Issuance of warrants related to convertible debt	-	-	-	251,750	-	251,750
Net loss	-	-	-	-	(1,902,228)	(1,902,228)
Balance at December 31, 2001	$ -	26,448,943	$2,644,498	$9,475,148	$(13,012,558)	$ (892,912)

See accompanying notes.

Astrocom Corporation

Statements of Cash Flows

Year Ended December 31
	2001	2000
Cash flows from operating activities
Net loss	$(1,902,228)	$(1,662,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276,501	114,464
Net losses on disposal of equipment	-	299
Changes in assets and liabilities:
Accounts receivable	(3,341)	559
Inventories	132,998	(265,766)
Prepaid expenses	62,996	(49,032)
Other assets	-	-
Accounts payable	(35,365)	(6,221)
Accrued expenses	354,066	117,119
Net cash used in operating activities	(1,114,373)	(1,750,790)

Cash flows from investing activities
Purchases of equipment	(15,122)	(28,032)
Purchase of license agreements	-	(37,379)
Net cash used in investing activities	(15,122)	(65,411)

Cash flows from financing activities
Proceeds from issuance of debt, net	960,000	-
Proceeds from sale of stock	-	1,576,489
Cash received from exercise of warrants and options	-	7,500
Payments on notes payable and lease settlement obligations	(8,842)	(30,953)
Net cash provided by financing activities	951,158	1,553,036

Decrease in cash	(178,337)	(263,165)
Cash at beginning of year	294,472	557,637
Cash at end of year	$ 116,135	$ 294,472

Supplemental cash flow information
Interest paid	$ 447	$ 2,166

Income taxes paid	$ 500	$ 1,901
Non-cash transactions:
Conversion of preferred stock and accrued dividends to common stock	$ -	$ 200,000

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

Revenue Recognition

Generally, revenue is recognized upon shipment of product, FOB shipping point. For products sold to distributors, revenue is not recognized until sale of unit to an end-user. For evaluation units, revenue is not recognized until payment is received.

Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis.

For emerging products, such as PowerLinkTM, the Company has recorded a reserve of 15% of the value of inventory associated with that product line. Each remaining line item of inventory is analyzed for value of inventory actually moved on an annual basis. Any item that has not moved for two years (other than those related to IMUX) is fully reserved, whereas, two-thirds of the cost over one-year's usage is reserved for current products. The Company believes that half of the IMUX related items have potential applications within the next year; as such, the other 50% of the cost has been reserved.

Building, Machinery, and Equipment

Leasehold improvements, machinery, and equipment, are carried at cost and depreciated over five to ten years using the straight-line or double-declining-balance methods.

Licenses Acquired

The cost of licenses acquired is capitalized and amortized over their estimated two- to four-year useful life.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation is recognized.

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

2. Inventories

Inventories consisted of the following:

	2001	2000

Purchased parts, materials, and supplies	$399,139	$503,059
Work in process	226,982	184,037
Finished products	84,599	109,905
Less obsolescence reserve	(287,967)	(241,250)
	$422,753	$555,751

3. Debt

Lease Settlement Costs

During 1993, the Company assumed lease guarantees for certain operations sold in 1990 when the buyer filed bankruptcy. The settlement with lessors was recorded at its present value of $125,000 using an 8% interest rate. During 1997, the Company renegotiated the settlement agreement extending the payment terms through 2001. The final settlement payment of $1,993 was due in 2001, and has been in default since August 1, 2001.

Short-Term Notes Payable

During 2001, the Company borrowed $175,000 and $790,000 through issuance of subordinated promissory notes and subordinated convertible promissory notes, respectively. Of these notes and convertible notes, $125,000 and $160,000, respectively, were issued to the Company's President and directors. In connection with the convertible notes, the Company issued warrants to purchase 1,975,000 shares of common stock at $.40 per share. The notes payable bear interest at a rate of 12%, payable at their six-month and one year maturity dates, respectively. The convertible notes are convertible into common stock of the Company at the lower of $.20 per share or 80% of the lowest price per share for which the Company has sold shares of its common stock (in a minimum offering of 100,000 shares) during the term of each particular note.  Certain of the subordinated convertible promissory notes were in default as of March 29, 2001.

The warrants were valued and recorded as a discount to the convertible notes payable which is being accreted as interest expense over the twelve-month term of each note. There were no notes converted into shares of the Company's common stock during 2001. The carrying value of the convertible notes at December 31, 2001 was $723,646 net of a $66,354 discount. The contingent beneficial conversion feature at 80% of the price of stock issued during the notes' term will be recorded if and when common shares are issued during the term of the notes.

During 2001, proceeds raised from the issuance of the short-term notes payable were primarily used to fund the operations of the business.

4. Accrued Compensation

In 2000, certain employees elected to defer their salaries to improve cash availability for the operations of the business. Effective January 24, 2001, the individual employees who have deferred salaries shall be allowed to convert their deferred salaries to shares of the Company's common stock under the same terms as the convertible notes payable issued in 2001. The deferred salary and related payroll taxes were $355,321 and $130,374 in 2001 and 2000, respectively.

5. Operating Leases

The Company leases offices under a lease agreement which expires March 2004. Rental expense included in operations for the leases for the years ended December 31, 2001 and 2000 totaled $120,307 and $119,826, respectively. A $10,000 deposit is maintained in connection with the lease. Future minimum rentals under the operating lease agreement are as follows:

Year ending:
2002	$ 89,289
2003	88,982
Thereafter	22,246
$200,517

6. Shareholders' Equity

Preferred Stock

On April 5, 2000, each share of the preferred stock was callable at the option of the Company at a price of $2.00 per share. However, in August 2000, the 200,000 preferred shares were converted to common stock at $.46 per share. The preferred stock bore a coupon rate of 6% payable quarterly. Cumulative dividends in arrears at December 31, 2001 were $39,861 and are included in accrued expenses.

Common Stock

In 1996, the Company sold 3,501,000 units in a private placement of its common stock, resulting in net proceeds to the Company of $3,046,000. Each unit sold in the private placement consisted of one share of common stock and one redeemable warrant. Each redeemable warrant entitled the holder to purchase one share of common stock at $1.50 per share. During 1999, the Company extended the expiration date of the redeemable warrants from September 1999 to September 2001 and reduced the exercise price to $.75 per share. The warrants expired in 2001. In connection with the private placement, the Company granted the selling agent a warrant to purchase 350,100 shares of common stock at an exercise price of $1.00 per share. The warrant expires in 2002.

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

During 2001, a vendor owned by a member of the Board of Directors provided engineering services to the Company. A portion of the fees are payable in common stock and warrants of the Company based on an agreed upon conversion price of $.20 per share. As of December 31, 2001, the accrued expense is the equivalent to 226,950 shares of common stock and warrants for the purchase of 113,475 shares of common stock.

7. Stock Options and Warrants

The Company's stock option plans authorize the granting of incentive and non-qualified stock options generally at exercise prices equal to the grant date market value of the underlying stock. Options granted generally vest over a period of 48 months with a five-year term.

A summary of outstanding options is as follows:

	Shares Reserved for Grant	Options Outstanding	Weighted Average Exercise Price Per Share

Balance, December 31, 1999	808,333	1,276,167	$.36
Granted	(760,000)	760,000.25
Canceled	494,500	(494,500)	.40
Increase in shares reserved for grants	2,500,000	-	-
Balance, December 31, 2000	3,042,833	1,541,667.29
Granted	(1,305,000)	1,305,000.16
Canceled	200,000	(200,000)	.27
Balance, December 31, 2001	1,937,833	2,646,667.23

As of December 31, 2001, there were 2,510,000 options outstanding with exercise prices between $.115 and $.50, and 136,667 options outstanding with exercise prices between $.53 and $3.53. At December 31, 2001, outstanding options had a weighted average remaining contractual life of 3 years.

The number of options exercisable as of December 31, 2001 and 2000 was 1,507,917 and 840,417, respectively, at weighted average exercise prices of $.26 and $.31 per share, respectively.

The weighted average fair value of options granted during the years ended December 31, 2001 and 2000 was $.14 and $.23 per share, respectively.

Pro Forma Disclosures

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 2000, respectively: risk-free interest rate of 4.55 % and 6.01%; no dividend yield; and volatility factor of the expected market price of the Company's common stock of 1.266 and 3.081.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	2001	2000

Pro forma loss applicable to common shares	$(2,073,298)	$(1,931,379)
Pro forma loss per common share - basic and diluted	$(.08)	$(.08)

Warrants

The Company has granted warrants for the purchase of shares of the Company's common stock to officers, directors and certain debt and equity holders. With the exception of warrants granted to certain officers, the warrants are fully vested upon issuance and expire in varying amounts through 2008. Information with respect to warrants granted as of December 31, 2001 and 2000 is summarized as follows:

	Shares	Warrant Price Per Share
Outstanding at December 31, 1999	9,392,116	$.19 to $1.94
Granted	456,000.20
Exercised	(15,000)	.50
Outstanding at December 31, 2000	9,833,116	.19 to 1.94
Granted	2,225,000	.175 to .40
Expired	(3,681,000)	.75 to 1.50
Outstanding at December 31, 2001	8,377,116	$.175 to $1.94

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

In January 2001, the Company issued a warrant to its corporate controller for the purchase of 250,000 shares of common stock at $.175 per share. The warrant vested immediately and expires January 2, 2006.

In April 2001, the Company issued warrants to its President in connection with the issuance of convertible notes, for the purchase of 250,000 shares of common stock at $.40 per share. The warrants vest immediately and expire April 21 respectively.

8. Income Taxes

Deferred tax assets and liabilities consisted of the following:

	2001	2000
Net operating loss carryforwards	$ 4,267,000	$ 3,745,000
Inventory	98,000	82,000
Accrued salaries	112,000	41,000
Other	48,000	47,000
Deferred tax assets	4,525,000	3,915,000

Depreciation	(21,000)	(21,000)
Deferred tax liability	(21,000)	(21,000)
	4,504,000	3,894,000
Less valuation allowance	(4,504,000)	(3,894,000)
Net deferred tax assets	$ -	$ -

The Company has net operating loss carryforwards at December 31, 2001 of approximately $12,600,000, which are available to reduce income taxes payable in future years. These carryforwards will expire at various times through the year 2021. There were no carryforwards that expired in 2001.

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

9. Retirement Plan

The Company has a Retirement Savings Plan for its employees which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may match up to 25% of the employees' contributions to a maximum of 3% of the employee's annual salary. Employees vest immediately in their contribution and vest in the Company's contribution after one year of service.  There were no matching contributions to the Plan during 2001 and 2000.

10. Major Customers

For the year ended December 31, 2001, the Company had net sales to one customer, which totaled 33% of the total net sales for the year. There was $24,616 due from this customer at December 31, 2001.

For the year ended December 31, 2000, the Company had sales to two customers which totaled 47% of net sales and which there were no receivables due from at December 31, 2000.

11. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring operating losses, depleting most of its available capital. The Company is dependent on obtaining future financing to continue as a going concern. On April 2, 2002, the Company issued $300,000 of one-year convertible notes and warrants for common stock as the minimum proceeds of a private placement offering. Management is actively pursuing additional financing and evaluating other alternatives. However, there can be no assurance that the Company will be successful in obtaining financing on terms favorable to the Company.

12. Contingent Liability

On June 1, 1992, the Company sold and assigned to The Crepeau Company ("Crepeau") all rights, duties and liabilities the Company had under a lease, as Tenant, from the St. Paul Port Authority, as Landlord, which covered office and manufacturing space and land at 120 West Plato Boulevard, St. Paul, Minnesota (the "Lease"). The Lease was dated September 1, 1997 and ran through August 31, 2007. On August 11, 2000, Crepeau filed Chapter 11 bankruptcy. Subsequent to Crepeau's bankruptcy filing, a Mutual Release was entered into by and between the St. Paul Port Authority and Crepeau, dated May 31, 2001, wherein the Port Authority released Crepeau from any obligations to pay and perform the obligations of Tenant under the Lease (the "Release"). While the Company was not a party to the Release, the language in the Release did not specifically exclude the Company from the benefit of the Release provisions in favor of the Tenant. Although upon assignment of the Lease from the Company to Crepeau, the Company remains potentially liable to the Port Authority for lease defaults, the Company believes that, as a result of the Release, the Company has a defense to any claim by the Port Authority against it alleging breach of the Lease.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

        No disagreements with accountants have occurred within the two-year period ended December 31, 2001, which required reporting on Form 8-K.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                 ACT DIRECTORS

        The Company's Restated Articles of Incorporation provide that the Board of Directors shall consist of not less than three nor more than fifteen members, as determined from time to time by the Board of Directors, divided into three classes as nearly equal in size as possible.

        The term of each class of directors is three years, and the term of one class expires each year in rotation. The directors of each class are elected to serve office until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

        Certain information with respect to the current directors of the Company is set forth below. The Common Stock ownership of each director is provided under "Security Ownership of Certain Beneficial Owners and Management."

        Name                                         Age             Positions Held                             Director
                                                                                                                                     Since

Class I Directors Whose Terms Expire in 2003:

        Ronald B. Thomas                       58               President, Chief Executive                  1997
                                                                              Officer, Secretary, Treasurer,
                                                                              and Director

        Douglas M. Pihl                           62               Director                                             1997

Class II Director Whose Term Will Expire in 2004:

        Gary L. Deaner                           62                Director                                             1998

Class III Directors Whose Terms Expire in 2002:

        Marius O. Poliac (1)                     50               Director                                              2001

        Duane S. Carlson                        66               Director                                              1998

(1) S. Albert D. Hanser resigned from the Astrocom Board of Directors effective August 16, 2001. Mr. Hanser said that his move to Florida and involvement in a new business precluded him from devoting the time and providing the active participation necessary to perform the duties of director. The Board subsequently elected Mr. Marius Poliac to fill the vacated position; Mr. Poliac is a substantial investor and provides consulting services to the Company through his engineering consulting firm.

        Ronald B. Thomas joined the Company in 1997. He was elected a director on June 26, 1997, Chief Executive Officer effective June 27, 1997, President effective June 30, 1997 and Secretary and Treasurer on October 13, 1997. Mr. Thomas was a private investor from 1987-1997. He was a founder of Ciprico, Inc and served as Chairman and CEO from 1978 to 1987; he also served as a director for Ciprico from 1978 to 1999.

        Douglas M. Pihl was elected a director of the Company in 1997. Since April 1998, Mr. Pihl has served as Chairman and Chief Executive Officer of MathStar, Inc., a developer of DSP integrated circuits. Mr. Pihl has been Chairman of Vital Images, Inc., a publicly held provider of software for the medical industry, since August 1997 and was Chief Executive Officer from February 1998 to January 2000. Mr. Pihl was Chairman of RocketChips, Inc., a privately-held developer of high-speed silicon CMOS communication chips, from November 1996 until the acquisition of RocketChips by Xilinx, Inc. in November 2000, and was also Chief Financial Officer from October 1999 to the acquisition date. From 1991 to 1996, Mr. Pihl served as President and Chief Executive Officer of NetStar, Inc. From 1996 to 1997 Mr. Pihl served as a consultant to Ascend Communications, Inc. following the acquisition of NetStar by Ascend. He is also a board member of publicly traded Printware, Inc.

        Gary L. Deaner was elected a director of the Company in 1998. Mr. Deaner has been Managing Director of Raintree Associates, a consulting group, since June 1998. He was Vice President of Marketing and Strategic Planning of J. River, Inc., a developer of communications and security software, from 1996-1998. Mr. Deaner was Vice President of Marketing for Digi International from 1985-1991; in 1991 he was appointed President of Arnet Corporation, a wholly owned Digi subsidiary; and during 1994-1996, he served as the Vice President and General Manager of the Digi LAN Connect Group. Mr. Deaner is a director for Satellite Mobil Systems, Inc.

        Marius O. Poliac, Ph.D., was elected a director of the Company in 2001. Dr. Poliac has been Chairman of Poliac Research Corporation, a Software and Embedded Systems consulting firm, since 1989. His previous experience includes the position of Vice President of Engineering of Medwave, Inc., a medical equipment manufacturer, from 1992 to 1997. Dr. Poliac has a number of scientific publications and is listed as an inventor on over 15 US patents. Dr. Poliac is a also a substantial investor in the Company and provides engineering consulting services to the Company through his firm.

        Duane S. Carlson was elected a director of the Company in 1998. Mr. Carlson has been a business consultant since 1997. His previous experience was as Executive Vice President and CFO of NetStar, Inc., a computer networking equipment company, from 1990-1997. Mr. Carlson is also a director of Appliance Recycling Centers, Inc.

ACTIONS AND COMMITTEES OF THE BOARD OF DIRECTORS

        During 2001, there were three meetings each of the Board of Directors and of the Company's Audit Committee. The Company's Compensation Committee (comprised of all outside directors) and standing Nominating Committee (consisting of those directors whose terms as directors do not expire at the next scheduled meeting of the shareholders) did not meet during the year.

EXECUTIVE OFFICERS

Name                                      Age                     Position

Ronald B. Thomas                    58                      President, Chief Executive Officer, Secretary and
                                                                          Treasurer

Frederic H. Sweeny                  59                      Vice President of Sales and Marketing

        See the biographical information on Mr. Thomas under "ITEM 9" above.

        Frederic H. Sweeny was elected Vice President of Sales and Marketing on March 17, 2000. Mr. Sweeny joined the Company in November 1999. From 1997 to 1999 he served as an independent management consultant for numerous technology-related businesses, including the Company. From 1992 to 1997 he was Chief Executive Officer of Unimax Systems Corporation, a designer and developer of configuration management software for multi-vendor telecommunications systems.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

        The following table contains certain information regarding the compensation paid or accrued by the Company during the three-year period January 1, 1999, through December 31, 2001, to the Company's Chief Executive Officer and Vice President of Sales and Marketing. No other executive officer of the Company received compensation in excess of $100,000 in 2001.

Annual Compensation (1)	Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Securities Underlying Options
Ronald B. Thomas, President and Chief Executive Officer (2)	2001 2000 1999	120,000(3) 120,382(5) 115,504	- - -	- - -	None (4) None (4) None (4)
Frederic H. Sweeny, Vice President of Sales and Marketing (6)	2001 2000 1999	110,000(7) 110,000(9) 18,333(10)	- - -	- - -	None (8) None (8) None (8)

(1) Does not include any amounts paid under the Company's group medical and hospitalization plan that is available generally to all employees. Does not include the value of certain noncash compensation or benefits made available to executive officers, which were less than amounts required to be reported pursuant to applicable SEC regulations.

(2) Mr. Thomas joined the Company in 1997 and was elected Chief Executive Officer effective June 27, 1997.

(3) Includes $98,894 in accrued salaries for 2001 which have not yet been paid.

(4) Does not include warrants granted to Mr. Thomas. See "Thomas Warrants."

(5) Includes $85,000 in accrued salaries for 2000 which have not yet been paid.

(6) Mr. Sweeny joined the Company in November 1999.

(7) Includes accrued salaries of $90,096 for 2001 which have not yet been paid.

(8) Does not include warrants granted to Mr. Sweeny. See "Sweeny Warrants."

(9) Includes accrued salaries of $24,667 for 2000 which have not yet been paid.

(10) Includes accrued salaries of $14,333 for 1999 which were subsequently paid in 2000.

OPTION GRANTS

        The following table provides information on option grants in 2001 to the named executive officers.

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in 2001	Exercise Price Per Share (1)	Expiration Date
Frederic H. Sweeny	100,000	12.30%	$.1750	1/2/06

 (1) The exercise price is the fair market value of the Company's stock on the date of grant. The above options are exercisable one-fourth on the first anniversary of the date of grant and one-fourth each year there after.

AGGREGATED OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES

        The following table provides information on the number and value of the unexercised options held by the named executive officers at year-end.

Name	Number of Securities Underlying Unexercised Options at 12/31/01 Exercisable*/ Unexercisable**	Value of Unexercised In-the-Money Options at 12/31/01 Exercisable*/ Unexercisable** (1)
Ronald B. Thomas	-	-
Frederic H. Sweeny	100,000**	-

 (1) The average of bid and ask prices of the Company's Common Stock on December 31, 2001, was $.10

COMPENSATION OF DIRECTORS

        The Company's 1998 Stock Option Plan provides that each non-employee member elected to the Board, and each employee member of the Board who later becomes a non-employee member of the Board, will automatically be granted a non-qualified option for 10,000 shares at 100% of fair market value.

        The Company's 1998 Stock Option Plan, as amended by the Board of Directors on January 3, 2000, also provides that each non-employee director, serving as of the beginning of each calendar year, shall automatically be granted a non-qualified option to purchase 120,000 shares at 100% of fair market value on the date of grant for his or her services to the Company. Such non-qualified options vest as to 1/12th of the 120,000 shares at the end of each calendar month during the year following the grant of the non-qualified option.

1998 STOCK OPTION PLAN

        In 1998 the shareholders approved the 1998 Stock Option Plan (the "1998 Plan") of the Company. The 1998 Plan allows the Company to grant both incentive stock options and non-qualified options.

        Incentive stock options may only be granted to any full-time or part-time employee (which term includes, but is not limited to, officers and directors who are also employees) of the Company or of its present and future subsidiary corporations. Non-qualified options may be granted to other persons, including, but not limited to, members of the Board of Directors, consultants or independent contractors providing services to the Company, or its present and future subsidiary corporations.

        Each non-employee member of the Board of Directors first elected to the Board after approval of the 1998 Plan by the shareholders, and each employee member of the Board who became a non-employee member of the Board after said date, was automatically granted a non-qualified option for 10,000 shares at 100% of fair market value.

        Each non-employee director of the Company, serving as of the beginning of each calendar year, shall automatically be granted a non-qualified option under the 1998 Plan providing for the purchase of 120,000 shares of the Company's Common Stock at 100% of the fair market value of such Common Stock on the date of grant for his/her services to the Company during such year. Such non-qualified option received by a non-employee director shall vest as to 1/12th of the 120,000 shares of the Company's Common Stock at the end of each calendar month during the year as long as the non-employee director has continued to serve as a director of the Company. Each non-employee director of the Company elected during a calendar year shall automatically be granted a non-qualified option providing for the purchase of a pro rata portion of 120,000 shares, which shall vest monthly during the balance of the calendar year.

        The 1998 Plan currently provides for the issuance of 4,000,000 shares of Common Stock. As of March 29, 2002, no shares had been purchased pursuant to the exercise of options granted under the 1998 Plan. Options to purchase an aggregate 3,051,667 shares are outstanding under the 1998 Plan and expire at varying times between January 2, 2003 and October 24, 2006. As of March 29, 2002, no options to purchase shares had been granted to employees in 2002, and options to purchase an aggregate 480,000 shares had been granted to directors in 2002.

1988 STOCK OPTION PLAN

        The Company's 1988 Stock Option Plan allowed the Company to grant both incentive stock options and non-qualified stock options. Incentive stock options could be granted to key employees at prices equal to the fair market value at the date of grant. Non-qualified stock options could be granted to employees, members of the Board of Directors, consultants, and other persons who provided services to the Company. Non-qualified options could be granted at prices not less than 85% of the fair market value at the date of grant. Under the terms of this Plan, no options can be granted after February 21, 1998.

        The 1988 Plan, as amended, provided for the issuance of 2,000,000 shares of Common Stock. As of March 29, 2002, 414,125 shares had been purchased pursuant to the exercise of options granted under the 1988 Plan. Options to purchase an aggregate 50,000 shares are outstanding under the 1988 Plan and expire on July 31, 2002.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT

        The following table sets forth as of March 29, 2002, certain information with respect to the beneficial ownership of the Common Stock (i) by each person who is known by the Company to beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) by each of the Company's Named Executive Officers and each Director, and (iii) by all current executive officers and Directors as a group. Unless otherwise noted, each person or group identified has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (10)	Percent of Class (9)
Duane S. Carlson 3500 Holly Lane North #60 Plymouth, MN 55447	405,000(1)	1.51%
Gary L. Deaner 3500 Holly Lane North #60 Plymouth, MN 55447	381,667(2)	1.43%
Perkins Capital Management 730 East Lake Street Wayzata, MN 55391	1,750,000(3)	6.48%
Douglas M. Pihl 3500 Holly Lane North #60 Plymouth, MN 55447	343,750(4)	1.28%
Marius O. Poliac 3500 Holly Lane North #60 Plymouth, MN 55447	917,150(5)	3.43%
John E. Rogers 80 South Eighth Street, Suite 4628 Minneapolis, MN 55402	2,650,000(6)	9.93%
Ronald B. Thomas 3500 Holly Lane North #60 Plymouth, MN 55447	5,566,995(7)	18.33%
All Directors and Officers as a Group (6 Persons)	8,503,562 (1)(2)(4)(5)(7)(8)	26.21%

(1) Includes 355,000 shares that would be issuable within 60 days if warrants and stock options held by Mr. Carlson were exercised.

(2) Includes 331,667 shares that would be issuable within 60 days if stock options held by Mr. Deaner were exercised.

(3) Based on a Schedule 13G/A dated January 29, 2002, filed with the Securities and Exchange Commission by Perkins Capital Management, Inc. Perkins Capital Management claims sole voting power over 1,750,000 shares and sole dispositive power over 3,642,857 which includes 250,000 shares in a convertible note and 575,000 warrants exercisable within 60 days held by clients of Perkins Capital Management, Inc.

(4) Includes 330,000 shares that would be issuable within 60 days if stock options held by Mr. Pihl were exercised.

(5) Includes 275,000 shares that would be issuable within 60 days if stock options and warrants held by Mr. Poliac were exercised. Does not include 470,794 shares and warrants that will be issued for partial payment for services rendered which is carried as a current liability on the balance sheet.

(6) Includes 250,000 shares that would be issuable within 60 days if warrants held by Mr. Rogers were exercised.

(7) Includes 3,919,516 shares that would be issuable within 60 days if warrants held by Mr. Thomas were exercised.

(8) Includes 100,000 shares held by Frederic H. Sweeny, Vice President of Sales and Marketing, and 789,000 shares that would be issuable within 60 days if warrants and stock options held by Mr. Sweeny were exercised.

(9) Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which would be issuable within 60 days if stock options and/or warrants held by the indicated owner were exercised.

(10) Excludes shares that could result from conversion of subordinated convertible promissory notes that may be held by the individuals or entities listed.

See "Sweeny Warrants" and "Thomas Warrants."

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                   SWEENY WARRANTS

        On September 1, 1999, the Company issued a warrant to Frederic H. Sweeny for the purchase of 64,000 shares of common stock at $.19 per share. The warrant vested immediately and expires September 1, 2004.

        Effective December 17, 1999, the Company issued a warrant to Mr. Sweeny, Vice President of Sales and Marketing, for the purchase of 700,000 shares of common stock at $.20 per share. The warrants vest 25% semiannually beginning on May 1, 2000 and expire November 1, 2006.

THOMAS WARRANTS

        Effective July 2, 1997, the Company issued a warrant entitling Ronald B. Thomas to purchase 2,892,403 shares of the Company's Common Stock at a price of $.47 per share. The right to purchase the shares may be exercised at any time through July 1, 2007.

        In connection with a loan made to the Company by Mr. Thomas, on August 28, 1997, the Company issued a warrant entitling Mr. Thomas to purchase 37,500 shares of the Company's Common Stock at a price of $.50 per share. The warrant is exercisable through July 31, 2002.

        Effective August 27, 1998, the Company issued a warrant entitling Ronald B. Thomas to purchase 739,613 shares of the Company's Common Stock at a price of $.35 per share. The right to purchase the shares may be exercised at any time through August 27, 2008.

        Effective April 20, 2001, as a result of a $100,000 loan made to the Company by Mr. Thomas, the Company issued a one-year 12% Subordinated Convertible Promissory Note and a 5-year Non-callable Warrant entitling Mr. Thomas to purchase 250,000 shares of the Company's Common Stock at a price of $.40 per share. The warrant is exercisable through April 21, 2006.

        Effective November 8, 2001, as a result of a $100,000 loan made to the Company by Mr. Thomas, the Company issued to Mr. Thomas a six-month 12% Subordinated Promissory Note.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The Financial Statements and Financial Statement Schedules are included in Part II of this Form 10-KSB

(a)(2) Listing of Exhibits:

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

    3(viii) Amendment to Restated Articles of Incorporation of the Company approved by shareholders at May 23, 2001.

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

    10(xi) Amendment to 1998 Stock Option Plan of the Company adapted by the directors on March 6, 2000 and approved by the Shareholders on May 24, 2000.

    23 Consent of Independent Auditors.

(b)    Reports on Form 8-K:

        The registrant did not file any reports of Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                          ASTROCOM CORPORATION

Dated: April 15, 2002                                                        By: s/ Ronald B. Thomas
                                                                                          Ronald B. Thomas,
                                                                                          President, Chief Executive Officer,
                                                                                          and Chief Financial Officer

        Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant on April 15, 2002 in the capacities indicated.

s/ Ronald B. Thomas                                                         President, Chief Executive Officer
Ronald B. Thomas                                                            and Director

s/ John M. Bucher                                                             Director of Operations and Corporate John M. Bucher                                                                 Controller

s/ Duane S. Carlson                                                          Director
Duane S. Carlson

s/ Gary L. Deaner                                                             Director
Gary L. Deaner

s/ Douglas M. Pihl                                                             Director
Douglas M. Pihl

s/ Marius O. Poliac                                                           Director
Marius O. Poliac

Exhibit 3(viii)         Amendment to Restated Articles of Incorporation

ARTICLES OF AMENDMENT
OF
ARTICLES OF INCORPORATION
OF
ASTROCOM CORPORATION

        The undersigned, Ronald B. Thomas, the President and Secretary of Astrocom Corporation, a corporation subject to the provisions of Chapter 302A, Minnesota Statutes, does hereby certify that at the annual meeting of the shareholders of said corporation held on the 23rd day of May, 2001, the following resolutions were duly adopted:

RESOLVED, that Article V of the Articles of Incorporation of Astrocom Corporation is hereby amended so that the same shall be and read as follows:

ARTICLE V

The authorized number of shares of the corporation shall be Seventy-five Million (80,000,000), classified and designated as follows:

A. Common Shares: Seventy-Five Million (75,000,000) shares are classified and designated as common stock with a par value of Ten Cents ($.10) per share.

B. Preferred Shares: Five Million (5,000,000 shares are classified and designated as preferred stock.

Without limiting the power of the directors to fix the relative rights and preferences of any class or series of authorized shares of the corporation, as authorized by the Minnesota Business Corporation Act, the Board of Directors is authorized and empowered to fix or alter, as to any shares of the corporation authorized but unissued at the time, any or all of the following matters, to wit: (1) the dividend rate; (2) the redemption price; (3) the liquidation price; (4) the conversion rights; (5) the voting rights; (6) the sinking or purchase fund rights; or (7) the number of shares in any series or any class, all in the manner and in accordance with the statutes, as the same may be from time to time, for such cases made and provided. The Board of Directors is authorized to establish into more than one class or series the shares comprising any class of stock designated in this Article V.

FURTHER RESOLVED, that the President and the Secretary of the corporation is hereby authorized and directed to make, execute, and file for record with the Secretary of State of the State of Minnesota proper Articles of Amendment of the Articles of Incorporation, setting forth the foregoing amendment, and to pay all fees in connection therewith, all as required by law.

        IN WITNESS WHEREOF, the undersigned have signed these Articles of Amendment as of the 9th day of August, 2001.

                                                                                 /s/ Ronald B. Thomas
                                                                                 Ronald B. Thomas, President and Secretary

Exhibit 23

Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-299184) pertaining to the 1988 Incentive Stock Option Plan of Astrocom Corporation of our report dated April 2, 2002, with respect to the financial statements of Astrocom Corporation included in this Annual Report on Form 10-KSB of Astrocom Corporation for the year ended December 31, 2001.

                                                                                         /s/ Ernst & Young LLP

Minneapolis, Minnesota
April 12, 2002