Form 10QSB
period 2002-03-31
ASTROCOM CORP
filed 2002-05-20
CIK 215155

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended March 31, 2002
                                                                          or
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
                                                                                                    Yes ___    No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,448,943

PART I. FINANCIAL INFORMATION

Astrocom Corporation
Balance Sheets

	March 31, 2002	December 31, 2001
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$3,092	$116,135
Accounts receivable, less allowance of $7,883 in 2002 and $9,000 in 2001	36,854	60,421
Inventories	405,175	422,753
Prepaid expenses	19,356	14,816
Total current assets	464,477	614,125

Property and equipment
Property and equipment	763,497	763,499
Accumulated depreciation	(712,134)	(705,707)
Net property & equipment	51,363	57,792

License agreements, less amortization of $169,000 in 2002 and $165,000 in 2001	3,906	8,021

Other assets	10,000	10,000

Total assets	529,746	689,938

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	134,857	86,520
Accrued compensation	419,920	378,924
Customer Deposits	9,410	--
Accrued expenses	266,053	216,767
Convertible Notes	962,833	898,646
Current portion of lease settlement costs	1,993	1,993
Total current liabilities	1,795,066	1,582,850

Shareholders' equity:
Preferred stock, $1.00 par value: Authorized shares - 5,000,000 Issued and outstanding shares - -0- in 2002 (-0- in 2001)	-	-
Common stock, $.10 par value: Authorized shares - 75,000,000 Issued and outstanding shares - 26,448,943 in 2002 (26,448,943 in 2001)	2,644,498	2,644,498
Additional paid-in capital	9,475,148	9,475,148
Accumulated deficit	(13,384,966)	(13,012,558)
Total shareholders' equity	(1,265,320)	(892,912)

Total liabilities and shareholders' equity	$529,746	$689,938

See accompanying notes to financial statements.

Item 1. Financial Statements

Astrocom Corporation
Statements of Operations (Unaudited)

	Three Months Ended March 31
	2002	2001

Net sales	$68,417	$129,705

Cost of products sold	49,917	118,867

Gross profit	18,500	10,839

Operating expenses
Selling and administrative	186,734	310,667
Research and development	111,037	197,218
Total operating expenses	297,771	507,885

Operating loss	(279,270)	(497,046)

Other income (expense)
Interest income	158	1,983
Interest expense	(92,741)	(1,529)
Other expense	(666)	(239)
Total other income (expense)	(93,248)	215

Net loss before taxes	(372,519)	(496,831)

Taxes	(113)	263

Net loss	(372,406)	(497,094)

Loss applicable to common shares	$(372,406)	$(497,094)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	26,448,943	26,448,943

See accompanying notes to financial statements.

Astrocom Corporation
Statements of Cashflows (Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net loss	($372,406)	($497,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,729	26,263
Loss on disposal of equipment		--
Changes in operating assets and liabilities:
Accounts receivable	23,567	4,340
Inventories	17,578	(54,597)
Prepaid expenses	(4,540)	17,082
Other Assets	--	--
Accounts payable	57,747	79,069
Accrued expenses	90,282	66,417
Net cash used in operating activities	(113,043)	(358,520)

Cash flows from investing activities
Purchases of equipment	--	(2,127)
Purchase of license agreements	--	--
Proceeds from sale of equipment	--	--
Net cash used in investing activities	--	(2,127)

Cash flows from financing activities
Proceeds from sale of stock	--	--
Net proceeds from issuance of convertible debt	--	525,000
Payments on lease settlement obligations		--
Cash provided by financing activities		525,000

Net increase in cash	(113,043)	164,354
Cash at beginning of period	116,135	294,472
Cash at end of period	3,092	$458,826

See accompanying notes to financial statements.

Astrocom Corporation
Notes to Financial Statements
March 31, 2002

1. Basis of Presentation

The financial statements in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

2. Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis, and consisted of the following:

	March 31, 2002 (Unaudited)	December 31, 2001
Raw materials	$406,110	$399,139
Work in process	222,903	226,982
Finished goods	73,194	84,599
Less obsolescence reserve	(297,031)	(287,967)
	$405,175	$422,753

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

4. Current Liabilities - Private Placements

        On April 2, 2002, the Company issued $300,000 of one-year 12% Subordinated Promissory Notes and 5-year Non-callable Warrants to purchase 2-1/2 shares of common stock of the Company, at a price of $.20 per share, for each $1 invested in the notes as the minimum proceeds of a private placement offering. The Notes provide that principal and accrued interest are convertible to common stock at a conversion price of $.10 per share during the term of the note.

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

        The Company is currently in default on the notes issued during 2001 and is pursuing a one-year extension with the holders. In return for the extension, the notes will be at an amount equal to the principal plus accrued interest and bear an interest rate of 12% payable at maturity; the holders will also be granted 2-1/2 additional warrants per dollar invested to purchase shares of common stock at $.20 per share.

        The beneficial conversion feature and the warrants were valued and recorded as a discount to the notes payable which is being accreted as interest expense over the term of the notes. The carrying value of the notes at March 31, 2002 was $962,833, net of a $2,167 discount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains certain forward-looking statements that project or estimate future events. When used in this Form 10-QSB, the words "believes," "expects," "anticipates," "intends," and similar expressions are intended to identify forward-looking statements. These statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results or those currently projected. Readers are cautioned not to place undue reliance on these forward-looking statements. The Company assumes no obligation to update any forward-looking statements after the date of this Form 10-QSB.

Results of Operations

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

Three Months Ended March 31,	% Increase (Decrease)
	2002	2001
Net Sales	100.0%	100.0%	(47.3)%
Cost of Sales	73.0	91.6	(58.0)
Gross Profit	27.0	8.4	70.7
Selling and Administrative	272.9	239.5	(39.9)
Research and Development	162.3	152.1	(43.7)
Operating Loss	(408.2)	(383.2)	(43.8)
Other Income (Expense)	(136.3)	0.2	43,410.9
Net Loss	(544.3)%	(383.2)%	(25.1)%

        Net Sales. Net sales for the three month period ended March 31, 2002 decreased to $68,417 from $129,705 for the comparable period in 2001. The continued decrease in revenue is due to the ongoing transition of the Company from the traditional CSU/DSU products to the Wide Area Network (WAN) line aggregation market and the lack of meaningful sales of the new products. Production versions of the Company's newest product, the PowerLinkTM, have been shipping in small quantities for about twelve months and are performing well. Based on customer feedback, additional features have been added and the Company believes that with these features, the product will be attractive in a wide range of business applications for the Internet.

        Gross Profit. Gross profit margin for the three month period ended March 31, 2002 was 27.0% as compared to 8.4% for the same period of 2001. The increase is primarily attributable to staff reductions effective February 11, 2002 and relatively higher margin PowerLinkTM sales. While the Company has reduced labor expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.

        Operating Expenses. Selling and administrative expenses were $186,734 for the three month period ended March 31, 2002, a decrease of 39.9% from the comparable period of 2001. Sales and marketing expenses decreased by 59.6% over the same quarter in 2001; this decrease was mostly due to personnel and expense reductions. Administrative expenses for 2002 also decreased by 13.7% over the same period in 2001.

        Research and development expenses were $111,037 for the three month period ended March 31, 2002, a decrease of 43.7% from the comparable period in 2001. The decrease was due to the reduction of engineering staff and associated costs.

        Other Income (Expense). Other expense, net, was ($256,690) for the period ending December 31, 2001 compared to net other income of $215 for the same period in 2001. The increase in expenses is primarily due to costs associated with the current bridge loans. The Company raised $790,000 of 12% convertible debt in 2001. Because the debt was convertible to common stock at a discount from the market price and included detachable warrants, the debt was discounted from its face value and was accreted over the term of the loan as a non-cash interest expense.

        Net Loss. The Company reported a net loss of $372,406 for the three month period ended March 31, 2002 compared to a net loss of $497,094 for the comparable period of 2001. While the loss is primarily due to lower sales revenue, the decrease in loss over the same period in 2001 is primarily due to cost reductions implemented by the Company.

Liquidity and Capital Resources

        For the first quarter of 2002, net working capital decreased to a deficit of $1,330,589 from a deficit of $968,725 on December 31, 2001; cash decreased to $3,092 from $116,135 on December 31, 2001.

        During 2001, the Company borrowed $175,000 and $790,000 (net) through the issuance of subordinated promissory notes and convertible promissory notes, respectively. In addition, the Company is in the process of raising between $300,000 and $500,000 in additional funds to allow pursuit of the opportunities that it has with its PowerLinkTM WAN line aggregators; as of April 2, 2002, the company received $300,000 ($260,237, net of expenses), and $75,000 more is currently in escrow. The additional funds are required to expand the product line with added features, to increase marketing and sales efforts and to prepare for full product production. Without these additional funds, management believes that the Company would be unable to adequately promote the new product line due to lack of market visibility and potential manufacturing constraints.

        The Company currently believes that the $260,237, it recently received, in addition to minimal sales and some form of accounts receivable financing, will be adequate to finance operations for six months. Further, if the full $500,000 is raised, the Company believes that that would be adequate, with some form of accounts receivable financing, to finance operations through 2002. However, there is no assurance that such additional funds will be available; in the absence of such additional funds, the Company may need to cease operation. Moreover, there is risk that the 2001 note holders could decide to call their outstanding notes.

PART II. OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2002
                                                                                  ASTROCOM CORPORATION

                                                                                  By: s/ Ronald B. Thomas
                                                                                        Ronald B. Thomas
                                                                                        President and Chief Executive Officer

                                                                                   By: s/ John M. Bucher
                                                                                        John M. Bucher
                                                                                        Director of Operations and
                                                                                        Corporate Controller