Form 10QSB
period 2002-06-30
ASTROCOM CORP
filed 2002-08-14
CIK 215155

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended June 30, 2002

or

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

                                                                                                Yes               No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,448,943

PART I. FINANCIAL INFORMATION

Astrocom Corporation Balance Sheet

	June 30, 2002 Unaudited	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$113,241	$116,135
Accounts receivable, less allowance of $7,883 in 2002 and $9,000 in 2001	39,585	60,421
Inventories	319,233	422,753
Prepaid expenses	13,888	14,816
Total current assets	485,947	614,125

Property and equipment
Property and equipment	763,497	763,499
Accumulated depreciation	(717,432)	(705,707)
Net property & equipment	46,065	57,792

License agreements, less amortization of $169,000 in 2002 and $165,000 in 2001	1,563	8,021

Other assets	10,000	10,000

Total assets	543,575	689,938

Liabilities and shareholders' equity
Current Liabilities:
Accounts payable	125,161	86,520
Accrued compensation	454,632	378,924
Customer Deposits	8,153	--
Accrued expenses	203,970	216,767
Convertible Notes	1,298,913	898,646
Current portion of lease settlement costs	1,993	1,993
Total current liabilities	2,092,822	1,582,850

Shareholders' equity:
Common stock, $.10 par value: Authorized shares -- 75,000,000
Issued and outstanding shares -- 26,448,943 in 2002 (26,448,943 in 2001)	2,644,498	2,644,498
Additional paid-in capital	9,525,828	9,475,148
Accumulated deficit	(13,719,573)	(13,012,558)
Total Shareholders' equity	(1,549,247)	(892,912)

Total liabilities and shareholders' equity	$543,575	$689,938

See accompanying notes to financial statements

Item 1.   Financial Statements

Astrocom Corporation Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net sales	$83,531	$135,985	$151,948	$265,690

Cost of products sold	111,314	110,725	161,231	229,591

Gross profit	(27,783)	25,260	(9,283)	36,099

Operating expenses
Selling and administrative	175,749	269,513	362,483	580,181
Research and development	78,085	156,870	1,898,122	354,088
Total operating expenses	253,834	426,383	551,605	934,269

Operating loss	(281,617)	(401,123)	(560,888)	(898,170)

Other income (expense)
Interest income	499	3,031	657	5,014
Interest expense	(51,988)	(82,756)	(144,729)	(84,285)
Other expense	(1,388)	(467)	(2,053)	(705)
Total other income (expense)	(52,877)	(80,192)	(146,125)	(79,976)

Net loss before taxes	(334,494)	(481,315)	(707,013)	(978,146)

Taxes	--	237	--	500

Net loss	(334,494)	(481,552)	(707,013)	(978,646)

Loss applicable to common shares	$(334,494)	$(481,552)	$(707,013)	$(978,646)

Loss per common share- basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	26,448,943	26,448,943	26,448,943	26,448,943

See accompanying notes to financial statements.

Astrocom Corporation Statements of Cashflows (Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net loss	$ (707,013)	$ (978,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,994	110,631
Loss on disposal of equipment	--	--
Changes in operating asset and liabilities:
Accounts receivable	20,836	(12,927)
Inventories	103,520	(63,031)
Prepaid expenses	928	34,765
Other Assets	--	--
Accounts payable	46,794	2,690
Accrued expenses	178,810	102,898
Net cash used in operating activities	(263,131)	(803,620)

Cash flows from investing activities
Purchase of equipment	--	(10,842)
Purchase of license agreements	--	--
Proceeds from sale of equipment	--	--
Net cash used in investing activities	--	(10,842)

Cash flows from financing activities
Proceeds from sale of stock	--	--
Net proceeds from issuance of convertible debt	260,237	785,000
Payments on lease settlement obligations	--	(5,875)
Cash provided by financing activities	260,237	779,125

Net increase in cash	(2,894)	(35,337)
Cash at beginning of period	116,135	294,472
Cash at end of period	$ 113,241	$ 259,135

Supplemental cashflow information: Accrued interest $115,899 was converted to principal of convertible notes

See accompanying notes to financial statements.

Astrocom Corporation
Notes to Financial Statements
June 30, 2002

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

2. Inventories

        Inventories are stated at the lower of cost or market, determined on an average cost basis, and consisted of the following:

	June 30, 2002 (Unaudited)	December 31, 2001
Raw materials	$409,537	$399,139
Work in process	207,990	226,982
Finished goods	66,808	84,599
Less obsolescence reserve	(365,102)	(287,967)
	$319,233	$422,753

        The increase in obsolescence reserve for the period ended June 30, 2002 when compared to the period ended December 31, 2001 is primarily due to the decision to fully reserve all inventory unique to the IMUX product line. For the period ended December 31, 2001 it was reported that the Company believed that half of the IMUX inventory had potential within the next year. Due to subsequent cost reduction efforts, the Company has curtailed its resources to the point where it is unlikely that any significant portion of the IMUX inventory will be used.

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

4. Current Liabilities - Private Placements

        On April 2 and on July 19, 2002, the Company issued $300,000 and $75,000, respectively, of one-year 12% Subordinated Promissory Notes and 5-year Non-callable Warrants to purchase 2-1/2 shares of common stock of the Company, at a price of $.20 per share, for each $1 invested in the private placement offering. The Notes provide that principal and accrued interest are convertible to common stock at a conversion price of $.10 per share during the term of the note.

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

        The Company is currently in default on the notes issued during 2001 and is pursuing a one-year extension with the holders. In return for the extension, the notes will be at an amount equal to the principal plus accrued interest, bear an interest rate of 12% payable at maturity and will be convertible to common stock at a conversion price of $.10 per share; the holders will also be granted 2-1/2 additional warrants per dollar invested to purchase shares of common stock at $.20 per share.

        The beneficial conversion feature and the warrants, including those to be issued as a result of extensions to the above notes currently in default, were valued and recorded as a discount to the notes payable which is being accreted as interest expense over the term of the notes.

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

Results of Operations

        The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

Three Months Ended June 30,	% Increase (Decrease)	Six Months Ended June 30,	% Increase (Decrease)
	2002	2001		2002	2001
Net Sales	100.0%	100.0%	(38.6)%	100.0%	100.0%	(42.8)%
Cost of Sales	133.3	81.4	0.5	106.1	86.4	(29.8)
Gross Profit	(33.3)	18.6	(210.0)	(6.1)	13.6	(125.7)
Selling and Administrative	210.4	198.2	(34.8)	238.6	218.4	(37.5)
Research and Development	93.5	115.4	(50.2)	124.5	133.3	(46.6)
Operating Loss	(337.2)	(295.0)	(29.8)	(369.1)	(338.1)	(37.6)
Other Expense	(63.3)	(59.0)	(34.1)	(96.2)	(30.1)	82.7
Net Loss	(400.5)%	(354.0)%	(30.5)%	(465.3)%	(368.2)%	(27.8)

        Net Sales. Net sales for the three month and six month periods ended June 30, 2002 were $83,531 and $151,948, reflecting decreases of 38.6% and 42.8%, respectively, over the comparable periods of 2001. The continued decrease in revenue is due to the ongoing transition of the Company from the traditional CSU/DSU products to the Wide Area Network (WAN) line aggregation market. Relative to sales mix, the percentages of PowerLinkTM sales to Net Sales for the three month and six month periods ended June 30, 2002 were 67% and 54%, reflecting increases of 982% and 461%, respectively, over the comparable periods of 2001. Since inception, the PowerLinkTM has been enhanced with such features as Domain Name System (DNS) server; additional features - including, Virtual Private Network (VPN) server - are planned. The Company believes that these features will expand the range of business applications for the PowerLinkTM.

        Gross Profit. Gross profit margins for the three and six month periods ended June 30, 2002 were (33.3)% and (6.1)%, respectively, as compared to 18.6% and 13.6% for the comparable periods of 2001. Gross profit margins for 2002 have been impacted by the Company's decision to fully reserve all inventory unique to the IMUX product line. (For the period ended December 31, 2001 it was reported that the Company believed that half of the IMUX inventory had potential within the next year. Due to subsequent cost reduction efforts, the Company has curtailed its resources to the point where it is unlikely that any significant portion of the IMUX inventory will be used.)

        Exclusive of the effect of the additional inventory reserve for IMUX, gross profit margins for the three and six month periods ended June 30, 2002 would be 43.4% and 36.1%, respectively. The increase is primarily attributable to staff reductions effective February 11, 2002 and relatively higher margin PowerLinkTM sales. While the Company has reduced labor expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.

        Operating Expenses. Selling and administrative expenses were $175,749 for the three month period ended June 30, 2002, a decrease of 34.8% from the comparable period of 2001. For the six month period ended June 30, 2002, selling and administrative expenses were $362,483, a decrease of 37.5% from the comparable period of 2001. Sales and marketing expenses decreased by 44.6% over the same quarter in 2001, and administrative expenses decreased by 21.3 % over the same period. Both decreases were mostly due to personnel and expense reductions.

        Research and development expenses were $78,085 for the three month period ended June 30, 2002, a decrease of 50.2% from the comparable period in 2001. For the six month period ended June 30, 2002, research and development expenses were $189,122, a decrease of 46.6% from the comparable period of 2001. The decrease was due to the reduction of engineering staff and associated costs. The Company expects to continue to focus its research and development efforts on enhancements to the PowerLinkTM.

        Other Income (Expense). Other expense, net, for the three month period ended June 30, 2002, increased to $(52,877) from $(80,192) in the comparable period in 2001. For the six month period ended June 30, 2002, other income, net, decreased to $(146,125) from $(79,976) in the comparable period in 2001. The increase in expenses for the six month period is primarily due to costs associated with the current bridge loans. Because the debt was convertible to common stock at a discount from the market price and included detachable warrants, the debt was discounted from its face value and was accreted over the term of the loan as a non-cash interest expense. Since over 90% of the notes matured by the end of April 2002, no appreciable discount remained and only stated interest was accrued until the defaulted notes were reissued effective June 15, 2002; thus, less interest expense was recorded in the three month period ended June 30, 2002.

        Net Loss. The Company reported a net loss of $334,494 and $707,013, respectively, for the three and six month periods ended June 30, 2002, compared to a net loss of $481,552 and $978,646 for the comparable periods of 2001. While the loss is primarily due to lower sales revenue, the decrease in loss over the same periods in 2001 is primarily due to cost reductions implemented by the Company.

Liquidity and Capital Resources

        Net working capital decreased to a deficit of $1,606,875 for the second quarter from a deficit of $1,330,589 on March 31, 2002. Cash increased to $113,241 from $3,092 on March 31, 2002.

        During 2001, the Company borrowed $175,000 and $790,000 (net) through the issuance of subordinated promissory notes and convertible promissory notes, respectively. In 2002, the Company issued subordinated convertible promissory notes to raise an additional $326,797, net of expenses - $260,237 on April 2 and $66,560 on July 19, 2002 - to allow pursuit of the opportunities that it has with its PowerLinkTM WAN line aggregators. The additional funds were required to expand the product line with added features and to fund operations.

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

        Significant improvement in sales is required as a predecessor to raising additional funds. The Company currently believes that the $326,797 it received in 2002, in addition to minimal sales and some form of accounts receivable financing, will be adequate to finance operations for approximately three months. However, there is no assurance that adequate sales and accounts receivable financing will materialize; in the absence of such, the Company may need to cease operation. Moreover, there is risk that the 2001 note holders could decide to call their outstanding notes.

PART II. OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

ASTROCOM CORPORATION

By: s/ Ronald B. Thomas
Ronald B. Thomas
President, Chief Executive Officer
& Chief Financial Officer

By: s/ John M. Bucher
John M. Bucher
Director of Operations and Corporate Controller

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Astrocom Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald B. Thomas, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 14, 2002

ASTROCOM CORPORATION

By: s/ Ronald B. Thomas
Ronald B. Thomas
President, Chief Executive Officer
& Chief Financial Officer