Form 10QSB
period 2002-09-30
ASTROCOM CORP
filed 2002-11-14
CIK 215155

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 2002
                                                                      or
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
                                                                                                Yes               No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,448,943

PART I. FINANCIAL INFORMATION

Astrocom Corporation Balance Sheets

	September 30, 2002	December 31, 2001
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$ 95,883	$ 116,135
Accounts receivable, less allowance of $7,634 in 2002 and $9,000 in 2001	35,256	60,421
Inventories	267,655	422,753
Prepaid expenses	5,447	14,816
Total current assets	404,241	614,125

Property and equipment
Property and equipment	763,497	763,499
Accumulated depreciation	(722,638)	(705,707)
Net property & equipment	40,859	57,792

License agreements, less amortization of $172,930 in 2002 and $165,000 in 2001	--	8,021

Other assets	10,000	10,000

Total assets	$ 455,100	$ 689,938

Liabilities and shareholders' equity (deficit)
Current liabilities:
Accounts payable	101,220	$ 86,520
Accrued compensation	483,715	378,924
Accrued expenses	252,839	216,767
Convertible Notes	1,420,751	898,646
Current portion of lease settlement costs	1,796	1,993
Total current liabilities	2,260,321	1,582,850

Shareholders' equity (deficit):
Common stock, $.10 par value: Authorized shares -- 75,000,000 Issued and outstanding shares -- 26,448,943 in 2002 and 2001	2,644,498	2,644,498
Additional paid-in capital	9,525,095	9,475,148
Accumulated deficit	(13,974,814)	(13,012,558)
Total shareholders' equity (deficit)	(1,805,221)	(892,912)

Total liabilities and shareholders' equity (deficit)	$ 455,100	$ 689,938

See accompanying notes to financial statements.

Item 1. Financial Statements

Astrocom Corporation Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net sales	$ 122,090	$ 216,747	$ 274,038	$ 482,437

Cost of products sold	81,026	150,416	242,257	380,007

Gross profit	41,064	66,331	31,781	102,430

Operating expenses
Selling and administrative	164,049	231,674	526,532	811,856
Research and development	63,603	147,966	252,725	502,054
Total operating expenses	227,652	379,640	779,257	1,313,910

Operating loss	(186,588)	(313,309)	(747,476)	(1,211,480)

Other income (expense)
Interest income	541	965	1,198	5,979
Interest expense	(68,277)	(88,115)	(213,006)	(172,400)
Other expense	(917)	(279)	(2,970)	(984)
Total other income (expense)	(68,653)	(87,429)	(214,778)	(167,405)

Net loss before taxes	(255,241)	(400,738)	(962,254)	(1,378,885)

Taxes	--	--	--	500

Net loss	$ (255,241)	$ (400,738)	$ (962,254)	$ (1,379,385)

Loss per common share - basic and diluted	$ (0.01)	$ (0.02)	$ (0.04)	$ (0.05)

Weighted average number of common shares outstanding	26,448,943	26,448,943	26,448,943	26,448,943

See accompanying notes to financial statements.

Astrocom Corporation Statements of Cashflows (Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net loss	$ (962,254)	$ (1,379,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,896	195,585
Changes in operating assets and liabilities:
Accounts receivable	25,165	(31,316)
Inventories	155,098	(14,246)
Prepaid expenses	9,369	49,851
Accounts payable	14,598	39,996
Accrued expenses	256,862	176,796
Net cash used in operating activities	(377,266)	(962,719)

Cash flows from investing activities
Purchases of equipment	--	(11,932)
Net cash used in investing activities	--	(11,932)

Cash flows from financing activities
Net proceeds from issuance of convertible debt	357,224	785,000
Payments on lease settlement obligations	(210)	(8,842)
Cash provided by financing activities	357,014	776,158

Net increase in cash	(20,252)	(198,493)
Cash at beginning of period	116,135	294,472
Cash at end of period	$ 95,883	$ 95,979

See accompanying notes to financial statements.

Astrocom Corporation
Notes to Financial Statements
September 30, 2002

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

2. Inventories

        Inventories are stated at the lower of cost or market, determined on an average cost basis, and consisted of the following:

	September 30, 2002 (Unaudited)	December 31, 2001
Raw materials	$402,102	$399,139
Work in process	206,312	226,982
Finished goods	54,120	84,599
Less obsolescence reserve	(394,879)	(287,967)
	$267,655	$422,753

        The increase in obsolescence reserve for the period ended September 30, 2002 when compared to the period ended December 31, 2001 is primarily due to the decision to fully reserve all inventory unique to the IMUX product line. For the period ended December 31, 2001 it was reported that the Company believed that half of the IMUX inventory had potential within the next year. Due to subsequent cost reduction efforts, the Company has curtailed its resources to the point where it is unlikely that any significant portion of the IMUX inventory will be used. During the third quarter 2002, the Company increased the reserve for obsolescence by $30,000.

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

        The Company was in default on the notes issued from March through June 2001. One-year extensions have now been finalized with all but three of the holders representing $75,000; management believes that these extensions will be concluded within the next thirty days. In return for the extension, the notes were reissued at an amount equal to the principal plus accrued interest, bear an interest rate of 12% payable at maturity and are convertible to common stock at a conversion price of $.10 per share; the holders are also be granted 2-1/2 additional warrants per dollar invested to purchase shares of common stock at $.20 per share.

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

Results of Operations

        The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

Three Months Ended September 30,	% Increase (Decrease)	Nine Months Ended September 30,	% Increase (Decrease)
	2002	2001		2002	2001
Net Sales	100.0%	100.0%	(43.7)%	100.0%	100.0%	(43.2)%
Cost of Sales	66.4	69.4	(46.1)	88.4	78.8	(36.3)
Gross Profit	33.6	30.6	(38.1)	11.6	21.2	(69.0)
Selling and Administrative	134.4	106.9	(29.2)	192.1	168.3	(35.1)
Research and Development	52.1	68.3	(57.0)	92.2	104.1	(49.7)
Operating Loss	(152.9)	(144.6)	(40.5)	(272.7)	(251.1)	(38.3)
Other Expense	(56.3)	(40.3)	(21.5)	(78.4)	(34.7)	28.3
Net Loss	(209.1)%	(184.9)%	(36.1)%	(351.1)%	(285.8)%	(30.2)%

        Net Sales. Net sales for the three month and nine month periods ended September 30, 2002 were $122,090 and $274,038, respectively, reflecting decreases of 43.7% and 43.2% over the comparable periods of 2001.  The continued decrease in revenue is due to the ongoing transition of the Company from the traditional CSU/DSU products to the Wide Area Network (WAN) line aggregation market. Relative to sales mix, the percentages of PowerLinkTM sales to Net Sales for the three month and nine month periods ended September 30, 2002 were 44% and 46%, reflecting increases of 203% and 335%, respectively, over the comparable periods of 2001. Since inception, the PowerLinkTM has been enhanced with such features as Domain Name System (DNS) server; additional features - including, Virtual Private Network (VPN) server - are planned. The Company believes that these features will expand the range of business applications for the PowerLinkTM.

        Gross Profit. Gross profit margins for the three and nine month periods ended September 30, 2002 were 33.6% and 11.6%, respectively, as compared to 30.6% and 21.2% for the comparable periods of 2001. Gross profit margins for 2002 have been impacted by the Company's decision to fully reserve all inventories unique to the IMUX product line. (For the period ended December 31, 2001 it was reported that the Company believed that half of the IMUX inventory had potential within the next year. Due to subsequent cost reduction efforts, the Company has curtailed its resources to the point where it is unlikely that any significant portion of the IMUX inventory will be used.) During the third quarter 2002, the Company increased the reserve for obsolescence by $30,000; the impact of which was lessened by increased margins for the quarter.

        While the Company has reduced labor expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.

        Operating Expenses. Selling and administrative expenses were $164,049 for the three month period ended September 30, 2002, a decrease of 29.2% from the comparable period of 2001. For the nine month period ended September 30, 2002, selling and administrative expenses were $526,532, a decrease of 35.1% from the comparable period of 2001. Sales and marketing expenses decreased by 44.5% over the same quarter in 2001, and administrative expenses decreased by 10.2% over the same period. Both decreases were mostly due to personnel and expense reductions.

        Research and development expenses were $63,603 for the three month period ended September 30, 2002, a decrease of 57.0% from the comparable period in 2001. For the nine month period ended September 30, 2002, research and development expenses were $252,725, a decrease of 49.7% from the comparable period of 2001. The decrease was due to the reduction of engineering staff and associated costs. The Company expects to continue to focus its research and development efforts on enhancements to the PowerLinkTM.

        Other Income (Expense). Other expense, net, for the three month period ended September 30, 2002, increased to $(68,653) from $(87,429) in the comparable period in 2001. For the nine month period ended September 30, 2002, other income, net, decreased to $(214,778) from $(167,405) in the comparable period in 2001. The increase in expenses for the nine month period is primarily due to costs associated with the current bridge loans. Because the debt was convertible to common stock at a discount from the market price and included detachable warrants, the debt was discounted from its face value and was accreted over the term of the loan as a non-cash interest expense.  Since the economic value of the warrants issued in 2002 is less than those issued in 2001, less interest expense was recorded in the three month period ended September 30, 2002.

        Net Loss. The Company reported a net loss of $255,241 and $962,254, respectively, for the three and nine month periods ended September 30, 2002, compared to a net loss of $400,738 and $1,379,385 for the comparable periods of 2001. While the loss is primarily due to lower sales revenue, the decrease in loss over the same periods in 2001 is primarily due to cost reductions implemented by the Company.

Liquidity and Capital Resources

        Net working capital decreased to a deficit of $1,856,080 for the third quarter from a deficit of $1,606,875 on June 30, 2002. Cash decreased to $95,883 from $113,241 on June 30, 2002,

        During 2001, the Company borrowed $175,000 and $790,000 (net) through the issuance of subordinated promissory notes and convertible promissory notes, respectively. In 2002, the Company issued subordinated convertible promissory notes to raise an additional $326,797, net of expenses - $260,237 on April 2 and $66,560 on July 19, 2002 - to allow pursuit of the opportunities that it has with its PowerLinkTM WAN line aggregators. The additional funds were required to expand the product line with added features and to fund operations.

        The Company was in default on the notes issued from March through June 2001. One-year extensions have been finalized with all but three of the holders representing $75,000; management believes that these extensions will be concluded within the next thirty days. In return for the extension, the notes were reissued at an amount equal to the principal plus accrued interest, bear an interest rate of 12% payable at maturity and are convertible to common stock at a conversion price of $.10 per share; the holders are also be granted 2-1/2 additional warrants per dollar invested to purchase shares of common stock at $.20 per share.

        The Company currently believes that it has sufficient funds to finance operations for approximately 30 days. While management is optimistic that its current activities will lead to increased sales, additional financing is required to remain in operation beyond that period. The Company is aggressively pursuing establishment of the financing within the next thirty days. While the Company has tentative commitments for additional financing, there is no assurance that it will be successful in its efforts to secure the needed funds; in which case, it may need to cease operation at the end of that period. Moreover, there is risk that the 2001 note holders could decide to call their outstanding notes.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer, Ronald Thomas, has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, the officer believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II. OTHER INFORMATION

Item 4.  Other Information.

        Frederic H. Sweeny, Vice President of Sales and Marketing, left the Company to pursue other opportunities effective August 31, 2002.

Item 5. Exhibits and Reports on Form 8-K

        None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

ASTROCOM CORPORATION

By: s/ Ronald B. Thomas
Ronald B. Thomas
President, Chief Executive Officer
& Chief Financial Officer

By: s/ John M. Bucher
John M. Bucher
Director of Operations and Corporate Controller

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Ronald B. Thomas, President, Chief Executive Officer and Chief Financial Officer, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Astrocom Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

ASTROCOM CORPORATION

s/ Ronald B. Thomas
Ronald B. Thomas
President, Chief Executive Officer
& Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Astrocom Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald B. Thomas, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

        1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 14, 2002

ASTROCOM CORPORATION

By: s/ Ronald B. Thomas
Ronald B. Thomas
President, Chief Executive Officer
& Chief Financial Officer