Form 10KSB
period 2002-12-31
ASTROCOM CORP
filed 2003-04-03
CIK 215155

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 2002

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

Common Stock, par value $.10 per share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $328,174.

As of March 14, 2003, the aggregate market value of the voting stock held by non-affiliates was $1,800,105, computed by reference to the average of the bid and asked prices on such date, as reported by the OTC Bulletin Board.

As of March 31, 2003, there were outstanding 26,448,943 shares of the registrant's common stock, par value $.10 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS
Form 10-KSB

PART 1

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

(b) Business of the Company

Products

     The Company develops, manufactures, markets and services electronic devices which address key areas of wide area data, voice and video communication networks. The Company's primary focus is on the sales and marketing of WAN Bandwidth Aggregation and WAN Fail-over devices branded under the PowerLinkTM name. The PowerLinkTM family of products consists of four models which are based on a solid-state network appliance platform that combines multiple independent WAN lines to form a single logical channel for high-speed transmissions up to 8Mbps completely transparent to the user's network. In addition to aggregating multiple link bandwidth, PowerLinkTM actively monitors the performance of each connection to provide fail-over redundancy to achieve High Availability Internet access. Should one of the links fail for any reason, traffic is automatically forwarded to the active link(s).  When the failed link is restored, the connection is immediately recognized and placed back in the aggregation.  PowerLinkTM is an emerging technology solution positioned to meet the needs of businesses that are becoming more dependent on the reliability of their Internet access.

     In addition to PowerLinkTM, the Company continues to manufacture and market its legacy lines of T1 and Fractional T1 CSU/DSU products. These products contain all the features and functionality of industry standard counterparts combined with application specific added value features that address the requirements of the Internet, Video Conferencing and Corporate Internetworking markets. Advanced features of the Company's products help organizations make better use of their bandwidth and reduce capital costs.

     The Company's products are backed by 2-year, 5-year and lifetime warranties which include its signature Customer Service program which provides 24 hours a day, 7 days a week toll-free technical support and overnight replacement of failed units.

Sales and Distribution

     The Company's customers include a North American network of Authorized Value Added Resellers, telephone companies, Internet Service Providers (ISPs), corporate and institutional end-users, integrators and distributors.

     In addition to the channel sales programs, the Company's sales force pursues direct business with strategic partners, large end-users with multiple remote locations, OEM/Private Label resellers and Carrier Class service providers. The Company provides marketing support through participation in selected industry trade shows, through a comprehensive corporate web site, through direct mail campaigns, and through cooperative marketing activities with key partners.

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

Competition

     The PowerLinkTM solution is targeted at the Small, Medium Enterprise (SME) business market for which the Company has three primary competitors. Two brand recognition competitors price their offerings substantially higher than Astrocom; with price being a key factor, we compete very well against these companies. The third company competes on price by offering very limited features; they are successful with those customers with the most basic applications. All of these firms are larger and financially stronger than the Company. The Company's ability to compete effectively in the future will depend on the ability to provide an extremely reliable product and continuous development and refinement of key features.

     The business for the Company's legacy lines of T1 and Fractional T1 CSU/DSU products is highly competitive. Price and service are the most significant features of the market in which the Company offers its products. The Company competes on a nationwide basis with many other firms. Almost all of these firms are larger and financially stronger than the Company. Management believes that the Company accounts for only a very small portion of the respective national and local markets.

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

Significant Customers

     One of the Company's customers accounted for approximately 20% and 33% of the Company's net sales in 2002 and 2001, respectively. No other customer accounted for more than 10% of the Company's net sales during this period.

Patents

     The Company has no patents, exclusive licenses, franchises or concessions which are of material importance to its business.

Government Regulation

     Some of the Company's electronic products are used in conjunction with the telephone network. Existing Federal Communications Commission (FCC) regulations and local tariffs allow such products to be interconnected with the telephone network. Certain products marketed by the Company have been registered with the FCC and management believes they meet all applicable FCC standards. Restrictive changes in interstate regulation (FCC jurisdiction) or intrastate tariffs (state regulatory agency jurisdiction) could limit the uses and hence the marketability of some of the Company's products.

Research and Development

     The Company spent $325,659 in 2002 and $624,944 in 2001 for research and development. The Company deducts internal research and development costs as expense as they occur. The Company recognizes that the sale of electronic products will require continuous development of new products and refinement of established products.

Environmental Issues

     Management believes that compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials in the environment or otherwise relating to the protection of the environment should have no material effect upon the capital expenditures, earnings and competitive position of the Company's operations.

Employees

     As of March 14, 2003, the Company had a total of eight employees; employee count has remained relatively flat since February 11, 2002 when the Company laid off six employees, all of whom were full-time personnel, to reduce cost. No employees are currently represented by labor organizations and there are no collective bargaining agreements. The Company provides paid holidays and vacations. In addition, the Company provides and partially funds group medical and dental insurance.

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

     The real estate lease assigned to Circuit Board One, Inc. covered a 29,867 square foot office, manufacturing and warehouse facility at 4300 Peavey Road, Chaska, Minnesota. The Company's guaranty of the lease remained in effect after the assignment to Circuit Board One, Inc. After Circuit Board One, Inc. ceased operations, the landlord asserted a claim against the Company. This matter was settled during 1993, and the landlord and the Company agreed upon a settlement payment schedule. During 2002, the schedule was revised; final payment is to be made in May 2003. See Notes to Financial Statements.

Private Placements

     On December 27, 2002, the Company issued $500,000 in secured, two-year convertible notes. The notes bear an interest rate of 12% per annum, are convertible into shares of the Company's common stock at $.05 per share, and are secured by all of the Company's assets, except accounts receivable. Subsequently, on March 7, 2003, the Company issued $50,000 in secured, two-year convertible notes which carry the same terms as above but are subordinated to the December 27 notes, and are secured by a second security interest in all of the Company's assets except accounts receivable.

     On April 2 and on July 19, 2002, the Company issued $300,000 and $75,000, respectively, of one-year 12% Subordinated Promissory Notes and 5-year Non-callable Warrants to purchase 2-1/2 shares of common stock of the Company, at a price of $.40 per share, for each $1 invested in the private placement offering. The Notes provide that principal and accrued interest are convertible to common stock at a conversion price of $.10 per share during the term of the note.

     During November and December 2001, the Company raised $175,000 through the issuance of six-month 12% Subordinated Promissory Notes to Ronald Thomas, the Company's President and CEO, Douglas Pihl, a director of the Company, and another accredited investor. The Company was in default on those notes and negotiated two-year extensions. In return for the extensions, the notes were reissued effective March 1, 2003 at an amount equal to the principal plus accrued interest, bear an annual interest rate of 12% payable at maturity and are convertible to common stock at a conversion price of $.05 per share.

     From March through June 2001, the Company accepted subscription agreements covering an aggregate $790,000 loaned to the Company by 18 accredited investors, and authorized the issuance of one-year 12% Subordinated Promissory Notes and 5-year Non-callable Warrants to purchase 2-1/2 shares of common stock of the Company, at a price of $.40 per share for each $1 invested in the notes. The Notes provide that principal and accrued interest are convertible to common stock at a conversion price per share equal to the lower of $.20 per share or 80% of the lowest price per share for which the Company may sell shares of its common stock (in a minimum offering amount of 100,000 shares) during the term of the note. The Company was in default on those notes and negotiated one-year extensions. In return for the extensions, the notes were reissued effective June 15, 2002 at an amount equal to the principal plus accrued interest, bear an interest rate of 12% payable at maturity and are convertible to common stock at a conversion price of $.10 per share; the holders are also be granted 2-1/2 additional warrants per dollar invested to purchase shares of common stock at $.20 per share. All but two of the extensions, representing $50,000, have been finalized; management believes that these extensions will eventually be concluded.

     The beneficial conversion feature and the warrants, including those to be issued as a result of extensions to the above notes currently in default, were valued and recorded as a discount to the notes payable which is being accreted as interest expense over the term of the notes.

     The costs for issuing debt in 2002 are comprised of attorney fees of $18,787 and agent fees of $107,418. In addition, warrants to purchase 1,375,000 common shares at $.10 per share were issued to agents and valued at $41,250.

ITEM 2. DESCRIPTION OF PROPERTY

     On June 1, 1992, the Company sold and assigned to The Crepeau Company ("Crepeau") all rights, duties and liabilities the Company had under a lease, as Tenant, from the St. Paul PortAuthority, as Landlord, which covered office and manufacturing space and land at 120 West Plato Boulevard, St. Paul, Minnesota (the "Lease"). The Lease was dated September 1, 1997 and ran through August 31, 2007. On August 11, 2000, Crepeau filed Chapter 11 bankruptcy. Subsequent to Crepeau's bankruptcy filing, a Mutual Release was entered into by and between the St. Paul Port Authority and Crepeau, dated May 31, 2001, wherein the Port Authority released Crepeau from any obligations to pay and perform the obligations of Tenant under the Lease (the "Release"). While the Company was not a party to the Release, the language in the Release did not specifically exclude the Company from the benefit of the Release provisions in favor of the Tenant.  Although upon assignment of the Lease from the Company to Crepeau, the Company remains potentially liable to the Port Authority for lease defaults, the Company believes that, as a result of the Release, the Company has a defense to any claim by the Port Authority against it alleging breach of the Lease.

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

ITEM 3. LEGAL PROCEEDINGS

     On July 27, 1983, the Board of the Minnesota Pollution Control Agency found the Company and 13 other corporations to be responsible persons under the Minnesota Superfund Act and thereby secondarily liable for the cleanup of hazardous wastes given to Ecolotech and Brian Carriere. Ecolotech collected such waste materials from the Company during the period 1973 to 1978. On January 25, 1984, the Company and the 13 other corporations entered into an agreement to share the costs of cleanup and litigation in proportion to the respective volumes of waste materials given by each to Ecolotech.  As of March 14, 2003, the Company had paid approximately $171,000 pursuant to the agreement, none of which was paid during 2002. The cleanup was completed on February 1, 1986. During February 1987, a judgment was obtained in favor of the Company and the 13 other corporations against Carriere Properties and others. No estimate can be given as to the collectibility of said judgment.  The Company believes that any costs or liabilities that it may incur in connection with any latent problems will not have a material effect on the financial condition of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     The Company's Common Stock is traded on the Over-the-Counter Bulletin Board system under the symbol ATCC. These quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions. The following table sets forth the high and low selling prices for the Company's Common Stock for 2002 and 2001:

	2001		2000
	High	Low	High	Low
First Quarter	$ .28	$ .03	$ .64	$ .16
Second Quarter	.09	.05	.29	.16
Third Quarter	.09	.03	.25	.10
Fourth Quarter	.02	.08	.20	.08

(b) Holders

     On March 14, 2003 the Company had approximately 600 shareholders of record.

(c) Dividends

     The Company intends to retain any earnings to finance the development of its business and, accordingly, does not anticipate payment of a cash dividend in the foreseeable future.

(d) Recent Sales of Unregistered Securities

     See Item 1: Description of Business -- "Private Placements."

(e)  Equity Compensation

     The following table sets forth certain information regarding equity compensation plan information as of December 31, 2002.
Plan Category	Number of Securities to be issued upon exercise of outstanding option and warrants (a)	Weighted-average exercise price of outstanding options and warrants (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,596,667	$.18	1,403,333
Equity compensation plans not approved by security holders	11,722,969(1)	$.31	n/a
Total	14,319,636	$.29	1,403,333

(1) Comprised of warrants addressed in sections on Private Placements, Thomas Warrants, Liquidity and Capital Resources, and Security Ownership of Certain Beneficial Owners and Management, as well as in the Notes to Financial Statements. Also includes 950,000 warrants issued to key employees.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     Astrocom Corporation, a public company (O.T.C, ATCC), was incorporated in 1968 to design, manufacture and distribute telecommunications products to serve the short-haul communication market by providing line drivers and other equipment for local area networks (LANs). Since 1989, the Company has developed several high-speed digital access communications products linking facilities through wide area networks (WANs). Astrocom's most recent development and primary market focus is the PowerLinkTM Aggregator which bundles multiple WAN lines (T1, xDSL, Cable, ISDN, Wireless, Satellite, etc.) into a single virtual wide-pipe of up to 8 Mbps of aggregated bandwidth, and provides fail-over redundancy and intelligent load-balancing. The Company's legacy lines of CSU/DSUs (Channel Service Unit/Digital Service Unit) products interface to high bandwidth telephone company services for such applications as high-speed Internet access, video conferencing, and corporate internetworking.  Astrocom products are used by Internet service providers, telephone service providers, government and educational entities, private enterprises and others. Astrocom sells its products through a direct sales force and a network of distributors and value-added resellers (VARs).

Results of Operation

     The following table presents selected financial information derived from the Company's statements of operations expressed as a percentage of net sales for the years indicated.

	Percentage of Net Sales for Years Ended December 31,
	2002	2001
Net Sales	100.0%	100.0%
Cost of Products Sold	113.5	94.7
Gross Profit (Loss)	(13.5)	5.3
Selling and Administrative	224.9	173.6
Research and Development	99.2	103.1
Operating Loss	(337.6)	(271.5)
Other Income (Expense)	(101.9)	(42.4)
Net Loss	(439.5)%	(313.9)%

Years ended December 31, 2002 Compared to 2001

     Net Sales. Net sales for the year ended December 31, 2002 decreased by 46% to $328,174 compared to $605,884 for the same period ended December 31, 2001. The continued decrease in revenue was due to the ongoing transition of the Company from the traditional CSU/DSU products to the Wide Area Network (WAN) line aggregation market and the lack of meaningful sales of the new products. Relative to sales mix, the percentages of PowerLinkTM sales to Net Sales for the year ended December 31, 2002 when compared to the year ended December 31, 2001 were 50% and 9%, reflecting increases of 335% and 231%, respectively. Since inception, the PowerLinkTM has been enhanced with features such as Domain Name System (DNS) server; additional features - including, traffic shaping and quality of service enhancements - are planned. The Company believes that these features will expand the range of business applications for the PowerLinkTM.

     The Company's distribution channel has also been improved. On March 18, 2003, Astrocom announced an agreement with Ingram Micro Inc. to distribute PowerLinkTM products throughout Canada. Ingram Micro (NYSE: IM), the largest global wholesale provider of technology products and supply chain management services with the largest distribution network in Canada, will now be providing the Canadian reseller channel with the PowerLinkTM family of WAN Aggregation and Fail-over products.

     Gross Profit (Loss). Gross profit (loss) for the year ended December 31, 2002 was ($44,340) compared to $31,988 in 2001 ((14%) and 5% of net sales, respectively). The low gross profit percentage is primarily attributable to the low sales volume and fixed overhead costs; the increase in labor and overhead dollars as a percentage of sales results in a smaller gross margin percentage. Gross profit margin for 2002 has also been impacted by the Company's decision to fully reserve all inventories unique to the IMUX product line and to increase the reserve for obsolescence for inventories related to legacy products. (For the period ended December 31, 2001 it was reported that the Company believed that half of the IMUX related inventory has potential applications within the next year. Due to subsequent cost reduction efforts, the Company has curtailed its resources to the point where it is unlikely that any significant portion of the IMUX inventory will be used.)

     Exclusive of the effect of the additional inventory reserve for IMUX and legacy inventory obsolescence, gross profit margin for the period ended December 31, 2002 would be approximately 45%. The increase is primarily attributable to staff reductions and relatively higher margin PowerLinkTM sales. While the Company has reduced labor expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.

     Selling and Administrative.  Selling and administrative expenses decreased by 30% in 2002 compared to 2001. The decrease is primarily attributable to reductions in personnel and related expenses. The Company also decreased spending on travel, trade shows and professional services.

     Research and Development.  Research and development expenses decreased by 48% to $325,659 in 2002 compared to $624,944 in 2001. The decrease was due to a reduction in engineering staff and associated costs. The Company expects to continue to focus its research and development efforts on enhancements to the PowerLinkTM.

     Other Income (Expense).  Other expense, net, was ($334,222) for the period ending December 31, 2002 compared to a net other expense of ($257,190) for the same period in 2001. The increase in expenses is primarily due to costs associated with the current loans. Because the debt is convertible to common stock at a discount from the market price and included detachable warrants, the debt was discounted from its face value for both the value of the warrants and conversion feature and was accreted over the term of the loan as a non-cash interest expense.

     Net Loss.  Net loss decreased to $1,442,299 in 2002 from $1,902,228 in 2001. The decrease in loss is attributable to cost reduction efforts by the Company and the higher margin PowerLinkTM sales; the overall loss is due to the lower sales revenue (and resultant lower gross margins), an increase in material reserves, and expenditures associated with the bridge financing.

Liquidity and Capital Resources

     Net working capital decreased to a deficit of $1,374,018 on December 31, 2002 from a deficit of $968,725 on December 31, 2001. Cash increased to $382,710 on December 31, 2002 from $116,135 on December 31, 2001.

     During 2002, the Company borrowed $ 905,626 through the issuance of subordinated promissory notes and convertible promissory notes. In addition, the Company negotiated extensions with the holders of $790,000 in notes which were in default; as the Company was not financially able to pay the notes, the holders agreed to new notes totaling $902,755. To date in 2003, the Company has raised an additional $50,000 and negotiated extensions with the holders of $175,000 in notes which were in default and reissued new notes totaling $230,443. Moreover, it is anticipated that the Company will need to negotiate with the holders of the notes due between April and August 2003 as the Company does not have the funds available to pay the notes.

     To improve cash availability for the Company, the President and the former Vice President of Sales and Marketing of the Company have accepted agreements to defer $150,000 in salary until December 2004 at 12% interest and have contributed $239,822 of accrued salaries to shareholders' deficit.

     The Company currently believes that it has sufficient funds, in addition to minimal sales and some form of accounts receivable financing, to finance operations for approximately four months. While management is optimistic that its current activities, such as the recent agreement with Ingram Micro, will lead to increased sales, additional financing is required to remain in operation beyond that period; there is no assurance, however, that the Company will be successful in its efforts to secure the needed funds; in which case, it may need to cease operation at the end of that period. Moreover, there is risk that the holders of the notes coming due in April 2003 will not renegotiate terms.

Critical Accounting Policies

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

     Inventory Valuation/Obsolescence:  For emerging products, such as PowerLinkTM, the Company has recorded a reserve of 15% of the value of inventory associated with that product line. Each remaining line item of inventory is analyzed for value of inventory actually moved on an annual basis. Any item that has not moved for two years and any item that is known to be obsolete is fully reserved. In 2002, the Company determined that the IMUX platform will not provide a viable future platform for PowerLinkTM growth; as a result, all inventory unique to IMUX has been fully reserved. Also in 2002, the Company revised its reserve policy for legacy products from reserving two-thirds of the cost over one-year's usage to reserving the full cost of inventory over one-year's usage.

     Revenue Recognition: Generally, revenue is recognized upon shipment of product, FOB shipping point. For products sold to distributors and subject to the specifics of the agreement, revenue is usually not recognized until sale of unit to an end-user during the first 120 days following the sale to the distributor; after that period, all remaining revenue less any adjustments is recognized. For evaluation units subsequently purchased, revenue is not recognized until payment is received. At December 31, 2002, there were no outstanding units to a distributor.

Recently Issued Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002.  SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Principles Board Opinion No. 30 will be classified as extraordinary. Thus, gains and losses arising from extinguishments that are part of a company's recurring operations are not reported as an extraordinary item. The Company believes the adoption of SFAS No. 145 will not have a material effect on its financial position or its results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's financial position or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position or results of operations.

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and also provides additional disclosure about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's financial position and results of operations.

Disclosures about Contractual Obligations and Commercial Commitments

     The following summarizes our contractual obligations at December 31, 2002, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	1-3 Years	Over 3 Years
Operating Leases	$ 111,228	$ 88,982	$ 22,246	$ -
Notes Payable	$ 1,983,381	$ 1,483,381	$ 500,000	$ -
	$ 2,094,609	$ 1,572,363	$ 522,246	$ -

ITEM 7. FINANCIAL STATEMENTS

ASTROCOM CORPORATION
Plymouth, Minnesota

December 31, 2002 and 2001

FINANCIAL STATEMENTS
Including Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

Shareholders, Board of Directors, and Audit Committee
Astrocom Corporation
Plymouth, Minnesota

We have audited the accompanying balance sheet of Astrocom Corporation as of December 31, 2002 and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Astrocom Corporation as of December 31, 2001, were audited by other auditors whose report dated April 2, 2002 on those statements, included an explanatory paragraph that described the recurring operating losses of the Company and its dependence upon raising additional capital to continue its operations discussed in Note 12 to the financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Astrocom Corporation as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 12, the Company has experienced recurring operating losses and is dependent upon raising additional capital to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota
February 26, 2003

ASTROCOM CORPORATION
BALANCE SHEETS
December 31, 2002 and 2001
ASSETS

	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$ 382,710	$ 116,135
Accounts receivable, net	8,590	60,421
Inventories, net	162,516	422,753
Prepaid expenses	11,130	14,816
Total Current Assets	564,946	614,125
PROPERTY AND EQUIPMENT, NET	36,446	57,792
OTHER ASSETS
Deposit	10,000	10,000
Debt issuance costs, net	119,691	-
Intangible assets, net	-	8,021
Total Other Assets	129,691	18,021
TOTAL ASSETS	$ 731,083	$ 689,938

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes payable, net of original issue discount	$ 1,400,910	$ 898,646
Current portion of capital lease obligation	1,206	1,993
Due to related parties	84,060	49,272
Accounts payable	25,215	37,248
Accrued compensation	135,435	378,924
Accrued expenses	292,138	216,767
Total Current Liabilities	1,938,964	1,582,850
LONG-TERM LIABILITIES
Accrued compensation	150,000	-
Notes payable	500,000	-
Total Liabilities	2,588,964	1,582,850
SHAREHOLDERS' DEFICIT
Preferred stock, $1.00 par value per share,
5,000,000 shares authorized
0 shares issued and outstanding	-	-
Common stock, $.10 par value per share,
75,000,000 shares authorized
26,448,943 shares issued and outstanding	2,644,498	2,644,498
Additional paid-in capital	9,952,478	9,475,148
Accumulated deficit	(14,454,857)	(13,012,558)
Total Shareholders' Deficit	(1,857,881)	(892,912)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 731,083	$ 689,938

See accompanying notes to financial statements.

ASTROCOM CORPORATION
STATEMENTS OF OPERATIONS
Years Ended December 31, 2002 and 2001

	2002	2001
NET SALES	$ 328,174	$ 605,884
COST OF PRODUCTS SOLD	372,514	573,896
Gross Profit (Loss)	(44,340)	31,988
OPERATING EXPENSES
Selling and Administrative	738,078	1,052,082
Research and Development	325,659	624,944
Total Operating Expenses	1,063,737	1,677,026
Operating Loss	(1,108,077)	(1,645,038)
OTHER INCOME (EXPENSE)
Interest Expense	(336,308)	(263,047)
Interest Income	1,486	6,357
Other Income (Expense)	600	(500)
Net Other Expense	(334,222)	(257,190)
Net Loss	(1,442,299)	(1,902,228)
Net loss per common share - basic and diluted	$ (0.05)	$ (0.07)
Weighted average number of common shares outstanding - basic and diluted	26,448,943	26,448,943

See accompanying notes to financial statements.

ASTROCOM CORPORATION
 STATEMENTS OF SHAREHOLDERS' DEFICIT
Years Ended December 31, 2002 and 2001

Common Stock	Additional Paid-In	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

BALANCES, December 31, 2000	26,448,943	$ 2,644,498	$9,223,398	$ (11,110,330)	$ 757,566
Issuance of warrants related to convertible debt	-	-	251,750	-	251,750
Net loss	-	-	-	(1,902,228)	(1,902,228)
BALANCES, December 31, 2001	26,448,943	2,644,498	9,475,148	(13,012,558)	(892,912)
Warrants issued in connection with convertible notes payable	-	-	98,129	-	98.129
Beneficial conversion value of convertible notes payable	-	-	98,129	-	98,129
Warrants issued in connection with accounts payable	-	-	41,250	-	41,250
Reduction of accrued salary owed to shareholders	-	-	239,822	-	239,822
Net loss	-	-	-	(1,442,299)	(1,442,299)
BALANCES, December 31, 2002	26,448,943	$ 2,644,498	$ 9,952,478	$ (14,454,857)	$ (1,857,881)

See accompanying notes to financial statements.

ASTROCOM CORPORATION
 STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (1,442,299)	$ (1,902,228)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	72,434	276,501
Amortization of original issue discount	180,141	-
Changes in operating assets and liabilities:
Accounts receivable, net	51,831	(3,341)
Inventories, net	260,237	132,998
Prepaid expenses	3,686	62,996
Due to related parties	34,788	49,272
Accounts payable	18,593	(84,637)
Accrued compensation	133,141	354,066
Accrued expenses	201,318	-
Net cash flows used in operating activities	(486,130)	(1,114,373)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(15,122)
Net cash flows used in investing activities	-	(15,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for debt issuance costs	(121,508)	-
Proceeds from notes payable	-	960,000
Proceeds from note payable and warrants issued	875,000	-
Payments on capital lease obligation	(787)	(8,842)
Net cash provided by financing activities	752,705	951,158
Increase (Decrease) in Cash and Cash Equivalents	266,575	(178,337)
Cash and cash equivalent - Beginning of Year	116,135	294,472
Cash and cash equivalent - End of Year	$ 382,710	$ 116,135

Supplemental cash flow information: Interest paid	$ 112,755	$ 447
Noncash investing and financing activities:
Common stock warrants issued for debt issuance costs	$ 41,250	$ -
Accounts payable converted to notes payable	$ 30,626	$ -
Accrued interest converted to notes payable	$ 112,755	$ -
Common stock warrants issued with notes payable	$ 165,836	$ -
Reduction of accrued salaries owed to shareholders	$ 239,822	$ -

See accompanying notes to financial statements.

ASTROCOM CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2002 and 2001

NOTE 1 - Nature of Business and Significant Accounting Policies

Nature of Business and Operations

Astrocom Corporation (the Company) designs, manufactures and markets advanced digital communications equipment for the data transmission needs of corporations and other large organizations. Sales for the Company's products are based primarily in the United States and Canadian markets.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Revenue Recognition

Generally, revenue is recognized upon shipment of product, FOB shipping point. For products sold to distributors and subject to the specifics of the agreement, revenue is usually not recognized until sale of the unit to an end-user during the first 120 days following the sale to the distributor; after that period, all remaining revenue less any adjustments is recognized. For evaluation units subsequently purchased, revenue is not recognized until payment is received. At December 31, 2002, there were no outstanding units to a distributor.

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. The Company writes off accounts receivable when they are deemed uncollectible. Accounts receivable are shown net of an allowance for uncollectible accounts of $7,600 and $9,000 at December 31, 2002 and 2001, respectively.

Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis.

For emerging products, such as PowerLinkTM, the Company has recorded a reserve of 15% of the value of inventory associated with that product line. Each remaining line item of inventory is analyzed for value of inventory actually moved on an annual basis. Any item that has not moved for two years and any item that is known to be obsolete is fully reserved. In 2002, the Company determined that the IMUX platform will not provide a viable future platform for PowerLinkTM growth; as a result, all inventory unique to IMUX has been fully reserved. Also in 2002, the Company revised its reserve policy for legacy products from reserving two-thirds of the cost over one-year's usage to reserving the full cost of inventory over one-year's usage.

Property and Equipment, Net

Leasehold improvements, machinery and equipment are carried at cost and depreciated over estimated useful lives ranging from five to ten years using the straight-line or double-declining-balance methods. Improvements are capitalized while maintenance, repairs and minor renewals are expensed when incurred. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life.

Licenses Acquired

The cost of licenses acquired was capitalized and amortized over their estimated two to four year useful life. Amortization expense was $8,021 and $34,971 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002, all costs of licenses were fully amortized.

Debt Issuance Costs

Debt issuance costs are amortized over the one year life of the loan using the straight-line method, which approximates the interest method. Amortization expense was $47,763 and $0 for the years ended December 31, 2002 and 2001, respectively. Estimated amortization expense for the year ending December 31, 2003 is $119,691.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences include depreciation, allowance for doubtful accounts, inventory valuation adjustments, accrued expenses and net operating losses. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

Stock-Based Compensation

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," using the Black Scholes pricing model.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the following pro forma amounts:
	2002	2001
Net loss:
As reported	$ (1,442,299)	$ (1,902,228)
Pro forma	$ (1,529,788)	$ (2,073,298)
Basic and diluted net loss per share:
As reported	$ (.05)	$ (.07)
Pro forma	$ (.06)	$ (.08)
Stock-based compensation:
As reported	$ -	$ -
Pro forma	$ 87,489	$ 171,070

In determining the compensation cost of the options granted during the years ended December 31, 2002 and 2001, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	2002	2001
Risk-free interest rate	3.5%	4.55%
Expected life of options granted	5 years	5 years
Expected volatility range	323.7%	126.6%
Expected dividend yield	0%	0%

Warranties

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It requires additional disclosures related to product warranty liabilities. The disclosure requirements in the interpretation are effective for financial statements of annual periods ending after December 15, 2002. The Company adopted the annual disclosure requirement.

The Company offers warranties on its products sold to customers, which ranges from 2-years, 5-years and lifetime depending on the product. A liability for warranties is established at the time the product is sold. Warranty and repair costs are charged against the accrual when incurred. Accrued liabilities are analyzed and adjusted by management throughout the year. The change in accrued warranties is as follows for the years ended December 31:
	2002	2001
Balance, beginning of year	$ 13,720	$13,720
Increase in reserve	6,944	6,509
Reductions for warranty costs	(6,944)	(6,509)
Balance, end of year	$13,720	$13,720

Shipping and Handling Costs

The Company records amounts being charged to customers for shipping and handling as sales and costs incurred in cost of products sold.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $3,922 and $2,005 for the years ended December 31, 2002 and 2001, respectively.

Research and Development

The Company expenses all costs related to product research and development as incurred. Research and development expense was $325,659 and $624,944 for the years ended December 31, 2002 and 2001, respectively.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and accrued expenses approximate fair value because of the short maturity of these instruments. The fair value of subordinated notes payable approximates the carrying amounts based upon the Company's expected borrowing rate with similar remaining maturities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Common Share

Basic net loss per common share is based on the weighted average common shares outstanding and excludes the dilutive effect of options, warrants and convertible securities, while diluted net loss per common share includes such effects if dilutive. For all years presented, the Company's basic and diluted net loss per common share is the same because the effects of all options, warrants and convertible securities were antidilutive.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. SFAS No. 145 streamlines the reporting of debt extinguishments and requires that only gains and losses from extinguishments meeting the criteria in Accounting Principles Board Opinion No. 30 will be classified as extraordinary. Thus, gains and losses arising from extinguishments that are part of a company's recurring operations are not reported as an extraordinary item. The Company believes the adoption of SFAS No. 145 will not have a material effect on its financial position or its results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position or results of operations.

In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and also provides additional disclosure about the method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's financial position and results of operations.

NOTE 2 - Property and Equipment

Property and equipment consisted of the following at December 31:
	2002	2001
Leasehold improvements	$ 1,070	$ 1,070
Machinery and equipment	389,577	389,579
Office furniture and fixtures	372,852	372,852
	763,499	763,501
Less: accumulated depreciation and amortization	(727,053)	(705,707)
	$ 36,446	$ 57,794

Depreciation and amortization expense on property and equipment was $21,346 and $241,530 for the years ended December 31, 2002 and 2001, respectively.

NOTE 3 - Inventories

Inventory consisted of the following at December 31:
	2002	2001
Purchased parts, materials, and supplies	$ 393,089	$ 399,139
Work in process	201,719	226,982
Finished products	57,923	84,599
Less obsolescence reserve	(490,215)	(287,967)
	$ 162,516	$ 422,753

NOTE 4 - Debt

Lease Settlement Costs

During 1993, the Company assumed lease guarantees for certain operations sold in 1990 when the buyer filed bankruptcy. The settlement with lessors was recorded at its present value of $125,000 using an 8% interest rate. During 1997, the Company renegotiated the settlement agreement extending the payment terms through 2001. The final settlement payment of $1,993 was due in 2001, and has been in default since August 1, 2001. At December 31, 2002, the balance was reduced to $1,206 and the Company is making monthly installments.

Notes Payable

During 2001, the Company borrowed $175,000 and $790,000 through issuance of subordinated promissory notes and subordinated convertible promissory notes, respectively. Of these notes and convertible notes, $125,000 and $160,000, respectively, were issued to the Company's President and directors. In connection with the subordinated convertible promissory notes issued, the Company issued warrants to purchase 1,975,000 shares of common stock at $.40 per share. The notes payable bear interest at a rate of 12%, payable at their six-month and one year maturity dates, respectively. The convertible notes are convertible into common stock of the Company at the lower of $.20 per share or 80% of the lowest price per share for which the Company has sold shares of its common stock (in a minimum offering of 100,000 shares) during the term of each particular note. Subordinated convertible promissory notes of $370,000 were due and were in default as of June 15, 2002. The remaining notes balances have been renewed and mature on June 16, 2003. (See below)

The warrants issued in connection with the subordinated convertible promissory notes were valued and recorded as a discount to the convertible notes payable which is being accreted as interest expense over the twelve-month term of each note. There were no notes converted into shares of the Company's common stock during the years ended December 31, 2002 and 2001. The carrying value of the subordinated convertible promissory notes at December 31, 2001 was $723,646 net of a $66,354 discount. These notes were renewed, see the following paragraph. The contingent beneficial conversion feature at 80% of the price of stock issued during the notes' term will be recorded if and when common shares are issued during the term of the notes.

During June 2002, the Company renewed the previous notes including accrued interest of $680,850. In connection with the subordinated convertible promissory notes, the Company issued warrants to the lenders to purchase 2,256,888 common shares at $.20 per share through June 2007. The debt is also convertible into common stock of the Company at a conversion rate of $.10 per share through June 2003 or payable in cash on that date. The warrants issued in connection with the renewal were valued based on the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" (EITF 00-27), is being amortized as additional interest expense over the life of the note using the straight line method, which approximates the interest method. The carrying value of the subordinated convertible promissory notes at December 31, 2002 was $1,015,691, net of a discount of $62,064.

During April 2002 the Company borrowed $300,000 and issued warrants to the lenders to purchase 750,000 common shares at $.40 per share through April 2007. The debt is also subordinated and convertible into common shares of the Company at a conversion rate of $.10 per share through April 2003 or payable in cash on that date. The proceeds were allocated between the notes, and the fair value of the warrants issued based on the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27, is being amortized over the life of the note using the straight line method, which approximates the interest method. The carrying value of the convertible notes at December 31, 2002 was $288,750, net of a discount of $11,250.

During July 2002 the Company borrowed $75,000 and issued warrants to the lenders to purchase 187,500 common shares at $.40 per share through July 2007. The debt is also subordinated and convertible into common stock of the Company at a conversion rate of $.10 per share through July 2003 or payable in cash on that date. The proceeds were allocated between the notes, and the fair value of the warrants issued based on the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27, is being amortized over the life of the note using the straight line method, which approximates the interest method. The carrying value of the convertible notes at December 31, 2002 was $68,906, net of a discount of $6,094.

During August 2002, the Company converted an outstanding account payable balance into a subordinated convertible note payable for $27,563. In connection with the debt, the Company issued warrants to purchase 76,565 common shares at $.20 per share through August 2007. The debt is also convertible into common stock of the Company at a conversion rate of $.10 per share through August 2003 or payable in cash on that date. The proceeds were allocated between the note, and the fair value of the warrants issued based on the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, and the beneficial conversion of the note payable into common stock as defined in EITF 00-27, is being amortized over the life of the note using the straight line method, which approximates the interest method. The carrying value of the subordinated and convertible notes at December 31, 2002 was $27,563, net of a discount of $3,063.

During December 2002, the Company borrowed $500,000 from various lenders. The debt is convertible into common stock of the Company at a conversion rate of $.05 per share through December 2004 or payable in cash on that date. The outstanding balance at December 31, 2002 of these convertible notes was $500,000.

The only subordinated promissory notes payable that are secured are the notes issued during December 2002 which are secured by substantially all assets of the Company. All outstanding notes bear interest at 12%.

Interest expense to related parties for the years ended December 31, 2002 and 2001 was $142,968 and $155,555, respectively. Accrued interest to related parties at December 31, 2002 and 2001 was $56,517 and $43,430, respectively.

In connection with the debt borrowings, the Company issued 1,375,000 five-year warrants at a price of $.10 per warrant to various agents as commissions.

During 2001, proceeds raised from the issuance of the short-term notes payable were primarily used to fund the operations of the business.

NOTE 5 - Accrued Compensation

In 2000, certain employees elected to defer their salaries to improve cash availability for the operations of the business. Effective January 24, 2001, the individual employees who have deferred salaries were allowed to convert their deferred salaries to shares of the Company's common stock under the same terms as the convertible notes payable issued in 2001. The deferred salary was $355,321 in 2001. During 2002, $239,822 of accrued salaries was contributed to shareholders' deficit.

During 2002, certain employees elected to defer their salaries to improve cash availability for the operation of the business. The deferred salary is $150,000 and is not due until December 2004 and accrues interest at 12%. At December 31, 2002, the total amount of deferred compensation is $271,495, of which $150,000 is long-term.

NOTE 6 - Operating Lease

The Company leases office space requiring base monthly rent of $7,415 including real estate taxes and operating expenses through March 2004. Rent expense was $120,482 and $120,307 for the years ended December 31, 2002 and 2001, respectively.

Future minimum lease payments are as follows for the years ending December 31:
2003	$ 88,982
2004	$ 22,246
Total	$ 111,228

NOTE 7 - Shareholders' Equity

Preferred Stock

On April 5, 2000, each share of the preferred stock was callable at the option of the Company at a price of $2.00 per share. In August 2000, the 200,000 preferred shares were converted to common stock at $.46 per share. The preferred stock bore a coupon rate of 6% payable quarterly. Cumulative dividends in arrears at both December 31, 2002 and 2001 were $39,861 and are included in accrued expenses.

Common Stock

In 1996, the Company sold 3,501,000 units in a private placement of its common stock, resulting in net proceeds to the Company of $3,046,000. Each unit sold in the private placement consisted of one share of common stock and one redeemable warrant. Each redeemable warrant entitled the holder to purchase one share of common stock at $1.50 per share. During 1999, the Company extended the expiration date of the redeemable warrants from September 1999 to September 2001 and reduced the exercise price to $.75 per share. The warrants expired in 2001. In connection with the private placement, the Company granted the selling agent a warrant to purchase 350,100 shares of common stock at an exercise price of $1.00 per share. The warrant expired in 2002.

During 2001, a vendor owned by a member of the Board of Directors provided engineering services to the Company. A portion of the fees are payable in common stock and warrants of the Company based on an agreed upon conversion price ranging from $.05 to $.20 per share. As of December 31, 2002, the accrued expense of $78,306 is the equivalent to 517,013 shares of common stock and warrants for the purchase of 195,766 shares of common stock.

NOTE 8 - Stock Options and Warrants

The Company's stock option plans authorize the granting of up to 4,000,000 incentive and non-qualified stock options generally at an exercise price equal to the grant date market value of the underlying stock. Options granted generally vest over a period of 48 months with a five-year term.

A summary of outstanding options is as follows:
	Options Reserved for Grant	Options Outstanding	Weighted Average Exercise Price Per Share
Balance- December 31, 2000	2,458,333	1,541,667	$ .29
Granted	(1,305,000)	1,305,000.16
Canceled	200,000	(200,000)	.27
Balance- December 31, 2001	1,353,333	2,646,667.23
Granted	(480,000)	480,000.10
Canceled	530,000	530,000)	.31
Balance- December 31, 2002	1,403,333	2,596,667	$ .18

At December 31, 2002, the 2,596,667 options outstanding had an exercise price from $.10 to $.59. At December 31, 2002, outstanding options had a weighted average remaining contractual life of 2.8 years.

The number of options exercisable at December 31, 2002 was 2,009,167 at a weighted average exercise price of $.19 per share.

The weighted average fair value of options granted during the years ended December 31, 2002 and 2001 was $.10 and $.14 per share, respectively.

Warrants

The Company has granted warrants for the purchase of shares of the Company's common stock to officers, directors and certain debt and equity holders. With the exception of warrants granted to certain officers, the warrants are fully vested upon issuance and expire at varying dates through 2008. Information with respect to warrants granted is summarized as follows:
	Warrants	Warrant Price Per Share
Outstanding- December 31, 2000	9,833,116	$ .19 to $1.94
Granted	2,225,000	.175 to .40
Exercised	(3,681,000)	.75 to 1.50
Outstanding- December 31, 2001	8,377,116	.175 to 1.94
Granted	4,645,953	.10 to .40
Expired	(1,300,100)	.50 to 1.94
Outstanding- December 31, 2002	11,722,969	$.10 to $.47

The weighted-average grant date fair value of warrants granted during the year ended December 31, 2002 was $.03 per warrant.

In January 2001, the Company issued a warrant to its corporate controller for the purchase of 250,000 shares of common stock at $.175 per share. The warrant vested immediately and expires January 2, 2006.

In April 2001, the Company issued warrants to its President in connection with the issuance of convertible notes, for the purchase of 250,000 shares of common stock at $.40 per share. The warrants vested immediately and expire April 21, 2006.

In 2002, the Company issued warrants to its President and certain Board of Directors in connection with the issuance of convertible notes for the purchase of 480,405 shares of common stock at prices ranging from $.20 to $.40 per share. The warrants vested immediately and expire through June 2007.

NOTE 9 - Income Taxes

Deferred tax assets and liabilities consisted of the following at December 31:
	2002	2001
Net operating loss carryforwards	$ 4,785,000	$ 4,267,000
Inventories	169,000	98,000
Accrued expenses	99,000	160,000
Deferred tax assets	5,053,000	4,525,000
Depreciation and amortization	(4,000)	(21,000)
Deferred tax liability	(4,000)	(21,000)
	5,049,000	4,504,000
Less valuation allowance	(5,049,000)	(4,504,000)
Net deferred tax asset	$ -	$ -

Income tax computed at the U.S. Federal statutory rate reconciled to the effective tax rate is as follows for the years ended December 31:
	2002	2001
Federal statutory tax rate benefits	(35.0)%	(35.0)%
State tax, net of federal benefit	(5.0)%	(5.0)%
Permanent differences	2.1%	7.9%
Change in valuation allowance	37.9%	21.1%
Effective tax rate	0.0%	0.0%

The Company has federal and state net operating loss carryforwards at December 31, 2002 of approximately $14,000,000 and $8,800,000, respectively, which are available to reduce income taxes payable in future years. These carryforwards will expire at various times from year 2004 through year 2022. There were no carryforwards that expired in 2002. The annual usage of the Company's net operating loss carryforwards may be limited by provisions of the Tax Reform Act of 1986 (TRA). Under TRA, if a company experiences a change in ownership of more than 50% (by value) of its outstanding stock over a three-year period, the use of its pre-change in ownership net operating loss carryforwards may be limited each year until the loss is exhausted or the carryover period expires.

NOTE 10 - Retirement Plan

The Company has a Retirement Savings Plan for its employees which allows participants to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company may match up to 25% of the employees' contributions to a maximum of 3% of the employee's annual salary. There were no Company matching contributions to the Plan during the years ended December 31, 2002 and 2001.

NOTE 11 - Major Customers

For the year ended December 31, 2002, the Company had net sales to one customer, which totaled 20% of total net sales for the year. There was $3,060 due from this customer at December 31, 2002.

For the year ended December 31, 2001, the Company had net sales to one customer, which totaled 33% of the total net sales for the year. There was $24,616 due from this customer at December 31, 2001.

NOTE 12 - Going Concern

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

NOTE 13 - Contingent Liability

On June 1, 1992, the Company sold and assigned to The Crepeau Company ("Crepeau") all rights, duties and liabilities the Company had under a lease, as Tenant, from the St. Paul Port Authority, as Landlord, which covered office and manufacturing space and land at 120 West Plato Boulevard, St. Paul, Minnesota (the "Lease"). The Lease was dated September 1, 1997 and ran through August 31, 2007. On August 11, 2000, Crepeau filed Chapter 11 bankruptcy. Subsequent to Crepeau's bankruptcy filing, a Mutual Release was entered into by and between the St. Paul Port Authority and Crepeau, dated May 31, 2001, wherein the Port Authority released Crepeau from any obligations to pay and perform the obligations of Tenant under the Lease (the "Release"). While the Company was not a party to the Release, the language in the Release did not specifically exclude the Company from the benefit of the Release provisions in favor of the Tenant. Although upon assignment of the Lease from the Company to Crepeau, the Company remains potentially liable to the Port Authority for lease defaults, the Company believes that, as a result of the Release, the Company has a defense to any claim by the St. Paul Port Authority against it alleging breach of the Lease.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

    No disagreements with accountants have occurred within the two-year period ended December 31, 2002, which required reporting on Form 8-K.

    On December 5, 2002 the Company filed a Form 8-K and reported that as of December 4, 2002, the Board of Directors of Astrocom Corporation wherein it approved the engagement of the firm of Virchow Krause & Co. LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002, in replacement of the firm of Ernst & Young LLP, which resigned as auditors of the Company effective December 3, 2002. The audit committee of the Board of Directors approved the change in auditors on December 3, 2002.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

DIRECTORS

     The Company's Restated Articles of Incorporation provide that the Board of Directors shall consist of not less than three nor more than fifteen members, as determined from time to time by the Board of Directors, divided into three classes as nearly equal in size as possible.

     The term of each class of directors is three years, and the term of one class expires each year in rotation. The terms of Ronald B. Thomas and Douglas M. Pihl expire in 2003; and the term of Gary L. Deaner expires in 2004. The terms of Duane S. Carlson and Marius O. Poliac were scheduled to end in 2002. Since Astrocom Corporation did not hold an annual meeting in 2002, Mr. Carlson and Mr. Poliac continue to serve as the directors are elected to serve office until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

     Certain information with respect to the current directors of the Company is set forth below. The Common Stock ownership of each director is provided under "Security Ownership of Certain Beneficial Owners and Management."

Name	Age	Positions Held	Director Since
Duane S. Carlson	67	Director	1998
Gary S. Deaner	63	Director	1998
Douglas M. Pihl	63	Director	1997
Marius O. Poliac	51	Director	2001
Ronald B. Thomas	59	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	1997

EXECUTIVE OFFICERS

Name	Age	Position
Ronald B. Thomas	59	President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

     Frederic H. Sweeny was elected Vice President of Sales and Marketing on March 17, 2000 and left the Company to pursue other opportunities effective August 31, 2002.

OTHER PERSONNEL

Name	Age	Position
John M. Bucher	51	Director of Operations and Controller
Bradley F. Pearson	45	Director of Sales and Marketing

     John M. Bucher joined Astrocom in 1999. Prior to that, he was the Manufacturing Business Office Manager for the electronic contract manufacturing business segment of General Dynamics Information Systems. He has also been employed by Computing Devices International, Control Data, Martin Marietta and FMC, and has held various positions in production and program management, subcontracts management and industrial engineering.

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

     Bradley F. Pearson joined Astrocom in 2000, from Andtech Corporation, an international distributor of Compaq, HP, Digital and Sun memory products. During his previous 20 years, Mr. Pearson has held various sales management positions with Ingram Micro, ADC Telecommunications and Inland Associates, where he gained extensive experience developing technology product sales channel programs.

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

     Marius O. Poliac, Ph.D., was elected a director of the Company in 2001. Dr. Poliac has been Chairman of Poliac Research Corporation, a Software and Embedded Systems consulting firm, since 1989. His previous experience includes the position of Vice President of Engineering of Medwave, Inc., a medical equipment manufacturer, from 1992 to 1997. Dr. Poliac has a number of scientific publications and is listed as an inventor on over 15 US patents. Dr. Poliac is also a substantial investor in the Company and provides engineering consulting services to the Company through his firm.

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

ACTIONS AND COMMITTEES OF THE BOARD OF DIRECTORS

During 2002, there were six meetings or written minutes of action of the Board of Directors and three meetings or written minutes of action of the Company's Audit Committee. The Company's Compensation Committee (comprised of all outside directors) and standing Nominating Committee (consisting of those directors whose terms as directors do not expire at the next scheduled meeting of the shareholders) did not meet during the year.

REPORT OF THE AUDIT COMMITTEE - MARCH 26, 2003

     The Audit Committee is a standing committee of the Board of Directors; its primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the external audit processes. In fulfilling its oversight responsibilities, the Committee reviewed the audited financial statements in the Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

     On December 3, 2002, the Committee selected Virchow, Krause & Company, LLP to be retained as the outside auditors of the Company. Upon completion of the audit, the Committee met with independent auditors on March 26, 2003 to discuss the results of their examinations, their evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

     The Committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of the Company's accounting principles and such other matters as are required to be discussed with the Committee under such generally accepted auditing standards. In addition, the Committee has discussed with the independent auditors the auditors' independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of nonaudit services with the auditors' independence.

     In addition, the Committee reviewed its charter, originally adopted by the Board of Directors on May 24, 2000, and ratified modifications/clarifications related to requirements of the Sarbanes-Oxley Act of 2002. The Board of Directors subsequently approved the revised charter. (See Exhibit 99.2 for the revised Audit Committee Charter).

     In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors (and the Board has approved) that the audited financial statements be included in the Annual Report on Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

s/ Duane S. Carlson Duane S. Carlson, Committee Chair and Audit Committee Financial Expert s/ Douglas M. Pihl Douglas M. Pihl s/ Marius O. Poliac Marius O. Poliac

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's outstanding stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were satisfied other than Form 5 reports for the year ending December 31, 2002 and Form 4 reports for 2003 reporting shares granted to directors pursuant to the Company Stock Option Plan and shares purchased and granted pursuant to directors' participation in Company's private placements as discussed in this filing.

ITEM 10.  EXECUTIVE COMPENSATION

The following table contains certain information regarding the compensation paid or accrued by the Company during the three-year period January 1, 2000, through December 31, 2002, to the Company's Chief Executive Officer. No other executive officer of the Company received compensation in excess of $100,000 in 2002.

		Annual Compensation (1)			Long Term Compensation
Name and Principle Position	Year	Salary	Bonus	Other	Securities Underlying Options
Ronald B. Thomas, President and Chief Executive Officer (2)	2002 2001 2000	120,000(3)(7) 120,000(5)(7) 120,382(6)(7)	- - -	- - -	None (4) None (4) None (4)

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

(2) Mr. Thomas joined the Company in 1997 and was elected Chief Executive Officer effective June 27, 1997.

(3) Includes $90,426 in accrued salaries for 2002. See also Note (7).

(4) Does not include warrants granted to Mr. Thomas. See Thomas Warrants.

(5) Includes $98,894 in accrued salaries for 2001. See also Note (7).

(6) Includes $85,000 in accrued salaries for 2000. See also Note (7).

(7) To improve cash availability for the Company, Mr. Thomas has accepted an agreement to defer $100,000 in salary until December 2004 at 12% interest and has contributed $150,000 of accrued salaries to shareholders' deficit.

OPTION GRANTS IN 2002

     There were no option grants in 2002 to the named executive officer.

AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

     There are no unexercised options held nor were there any exercised by the named executive officer during 2002.

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

     The 1998 Plan currently provides for the issuance of 4,000,000 shares of Common Stock. As of March 14, 2003, no shares had been purchased pursuant to the exercise of options granted under the 1998 Plan. Options to purchase an aggregate 3,056,667 shares are outstanding under the 1998 Plan and expire at varying times between May 28, 2003 and January 2, 2008. As of March 29, 2003, no options to purchase shares had been granted to employees in 2003, and options to purchase an aggregate 480,000 shares had been granted to directors in 2003.

1988 STOCK OPTION PLAN

     The Company's 1988 Stock Option Plan allowed the Company to grant both incentive stock options and non-qualified stock options.

     The 1988 Plan, as amended, provided for the issuance of 2,000,000 shares of Common Stock. The Plan terminated on February 21, 1998. As of March 14, 2003, 414,125 shares had been purchased pursuant to the exercise of options granted under the 1988 Plan. There are no outstanding options under this plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 14, 2003, certain information with respect to the beneficial ownership of the Common Stock (i) by each person who is known by the Company to beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) by each of the Company's Named Executive Officers and each Director, and (iii) by all current executive officers and Directors as a group. Unless otherwise noted, each person or group identified has sole voting and investment power with respect to the shares shown.
Name and Address of Beneficial Owner	Amount of Nature of Beneficial Ownership (9)	Percent of Class (8)
Duane S. Carlson 3500 Holly Lane North #60 Plymouth, MN 55447	543,378(1)	2.02%
Gary L. Deaner 3500 Holly Lane North #60 Plymouth, MN 55447	491,667(2)	1.83%
Perkins Capital Management 730 East Lake Street Wayzata, MN 55391	2,187,150(3)	8.10%
Douglas M. Pihl 3500 Holly Lane North #60 Plymouth, MN 55447	433,750(4)	1.61%
Marius O. Poliac 3500 Holly Lane North #60 Plymouth, MN 55447	1,172,075(5)	4.34%
John E. Rogers 80 South Eighth Street, Suite 4628 Minneapolis, MN 55402	2,937,068(6)	10.88%
Ronald B. Thomas 3500 Holly Lane North #60 Plymouth, MN 55447	5,839,098(7)	19.06%
All Directors and Officers as a Group (5 Persons)	8,479,968 (1)(2)(4)(5)(7)	26.07%

(1) Includes 493,378 shares that would be issuable within 60 days if warrants and stock options held by Mr. Carlson were exercised.

(2) Includes 441,667 shares that would be issuable within 60 days if stock options held by Mr. Deaner were exercised.

(3) Based on a Schedule 13G/A filed February 3, 2003 with the Securities and Exchange Commission by Perkins Capital Management, Inc. Perkins Capital Management claims sole voting power over 1,650,000 shares and sole dispositive power over 4,396,877 which includes 329,720 shares in a convertible note and 1,199,300 warrants exercisable within 60 days held by clients of Perkins Capital Management, Inc.

(4) Includes 420,000 shares that would be issuable within 60 days if stock options held by Mr. Pihl were exercised.

(5) Includes 529,925 shares that would be issuable within 60 days if stock options and warrants held by Mr. Poliac were exercised. Does not include 712,779 shares and warrants that will be issued for partial payment for services rendered which is carried as a current liability on the balance sheet.

(6) Includes 537,068 shares that would be issuable within 60 days if warrants held by Mr. Rogers were exercised.

(7) Includes 4,191,619 shares that would be issuable within 60 days if warrants held by Mr. Thomas were exercised.  See "Thomas Warrants."

(8) Each figure showing the percentage of outstanding shares owned beneficially has been calculated by treating as outstanding and owned the shares which would be issuable within 60 days if stock options and/or warrants held by the indicated owner were exercised.

(9) Excludes shares that could result from conversion of subordinated convertible promissory notes that may be held by the individuals or entities listed.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     Effective April 1, 2002, as a result of a $10,000 loan made to the Company by Mr. Thomas, the Company issued a one-year 12% Subordinated Convertible Promissory Note and a 5-year Non-callable Warrant entitling Mr. Thomas to purchase 25,000 shares of the Company's Common Stock at a price of $.40 per share. The warrant is exercisable through April 2, 2007.

     Effective June 15, 2002, in return for a one-year extension of the April 20, 2001 $100,000 loan plus accrued interest, the Company issued a one-year 12% Subordinated Convertible Promissory Note and a 5-year Non-callable Warrant entitling Mr. Thomas to purchase 284,603 shares of the Company's Common Stock at a price of $.20 per share. The warrant is exercisable through June 15, 2007.

     Effective November 8, 2001,as a result of a $100,000 loan made to the Company by Mr. Thomas, the Company issued to Mr. Thomas a six-month 12% Subordinated Promissory Note. As of December 31, 2002, the note was in default; however, effective March 1, 2003, the Company retired the original note and issued a new, two-year 12% Subordinated Promissory Note for $115,452 (original note plus accrued interest).

     Effective December 27, 2002, as a result of a $50,000 loan made by Mr. Thomas in conjunction with the Company's private placement offering, the Company issued to Mr. Thomas a secured, two-year convertible note. The note bears an interest rate of 12% per annum, is convertible into shares of the Company's common stock at $.05 per share, and is secured by all of the Company's assets, except accounts receivable.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) (1) The Financial Statements and Financial Statement Schedules are included in Part II of this Form 10-KSB.

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

3(vi) Amendment to Restated Bylaws of the Company adopted by the directors on July 31, 1989 [incorporated by reference to Exhibit 3(vi) to Form 10-K for the year ended December 31,1989(File 0-8482)].

3(vii) Amendment to Restated Articles of Incorporation of the Company approved by shareholders at December 20, 1996 meeting [incorporated by reference to Exhibit 3(vii) to Form 10-KSB for the year ended December 31, 1996 (File 0-8482)].

3(viii) Amendment to Restated Articles of Incorporation of the Company approved by shareholders at May 23, 2001 [incorporated by reference to Exhibit 3(viii) to Form 10-KSB for the year ended December 31, 2001 (File 0-8482)].

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

10(xi) Amendment to 1998 Stock Option Plan of the Company adopted by the directors on March 6, 2000 and approved by the Shareholders on May 24, 2000. [incorporated by reference to Exhibit 10(xi) to Form 10-KSB Report for the year ended December 31, 2000 (File 0-8482)].

10(xii) Security Agreement, dated December 27, 2002, granting a first security interest to purchasers of an aggregate $500,000 in Notes.

99.1  Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

99.2  Audit Committee Charter, as revised March 26, 2003

(b) Reports on Form 8-K:

     There were two reports of Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002.

     On December 5, 2002 the Company reported that as of December 4, 2002, the Board of Directors of Astrocom Corporation (the "Company") approved the engagement of the firm of Virchow Krause & Co. LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002, in replacement of the firm of Ernst & Young LLP, which resigned as auditors of the Company effective December 3, 2002. The audit committee of the Board of Directors approved the change in auditors on December 3, 2002.

     On December 23, 2002, Astrocom Corporation announced that it has received subscriptions for $500,000 in secured convertible notes and expects to close on such subscriptions within the next 7 to10 days. The notes were offered primarily to accredited investors holding subordinated convertible promissory notes issued by Astrocom in April and July 2002. The notes bear an interest rate of 12% per annum and are convertible into shares of the company's common stock at $.05 per share. At closing, the company will grant to such investors a security interest in all of the company's assets, except accounts receivable.

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of the Report, we carried out an evaluation, under the supervision and with the participation of our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to such evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                ASTROCOM CORPORATION

Dated: March 31, 2003                            By: s/ Ronald B. Thomas
                                                                Ronald B. Thomas,
                                                                President, Chief Executive Officer,
                                                                and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons, on behalf of the registrant on March 31, 2003 in the capacities indicated.

s/ Ronald B. Thomas                                President, Chief Executive Officer, Chief Financial
                                                                Officer and Director

s/ John M. Bucher                                    Director of Operations and Corporation Controller
John M. Bucher

s/ Duane S. Carlson                                 Director
Duane S. Carlson

s/ Gary L. Deaner                                    Director
Gary L. Deaner

s/ Douglas M. Pihl                                   Director
Douglas M. Pihl

s/ Marius O. Poliac                                  Director
Marius O. Poliac

No Annual Report will be furnished to security holders subsequent to the filing of this report.

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald B. Thomas, President, Chief Executive Officer and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Astrocom Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                                            ASTROCOM CORPORATION

                                                                              By:   s/ Ronald B. Thomas
                                                                              Ronald B. Thomas, President, Chief Executive
                                                                              Officer & Chief Financial Officer

Exhibit 10(xii)

SECURITY AGREEMENT

     THIS SECURITY AGREEMENT (this "Agreement") is entered into as of this 27th day of December, 2002, by and between Astrocom Corporation, a Minnesota corporation (the "Company"), and Industricorp & Co. FBO T.C. Carpenters; Richard P. Maves; Daniel Thums and Catherine Thums; Levine & Staller, PA 401(k) Safe Harbor PSP FBO Paul T. Chan; Merle L. Durby and Blanche Durby; Harry Goldenberg; S. Albert D. Hanser; Steve Gessner and Carol Gessner; Lee A. Levine; Rogness Family Trust, Eileen Rogness and LaVern Rogness, Trustees; Michael McHugh and Sharon McHugh; Kenneth E. King; Harold G. Wahlquist; Joseph & Carol Farmer Revocable Trust, Joseph J. Farmer and Carol Farmer, Trustees; Les & LeAnn Rogness Family Trust, Leslie G. Rogness and LeAnn K. Rogness Trustees; A.J. McDonald, III; Robert Odegard and Carolyn Odegard; Mary Lach; Kurt J. King; Norman Fletcher; Eugene C. Mathey; and Katherine D. Townsend Limited Partnership, Douglas W. Hansen, Trustee acting as General Partner; Poliac Research Corporation; Post Holdings, LLC; and Ronald B. Thomas (each individually a "Secured Party" and collectively the "Secured Parties").

     WHEREAS, in accordance with the terms of that certain Confidential Private Placement Memorandum, dated November 27, 2002 (the "Memorandum"), the Company has executed and delivered to each Secured Party a convertible promissory note in the amount subscribed to by such Secured Party (each a "Note" and collectively the "Notes"); and

     WHEREAS, in accordance with the terms of the Memorandum, the Notes held by the Secured Parties are to be secured by this Agreement;

     NOW, THEREFORE, in consideration of the foregoing recitals which are expressly incorporated herein by reference, the following terms, covenants and conditions, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Grant of Security Interest. To secure the obligations of the Company under the Notes (the "Obligations"), the Company hereby grants to the Secured Parties a security interest in all of the Company's assets described on Exhibit A attached hereto, which is incorporated herein by reference. Such assets described on Exhibit A are collectively referred to as the "Collateral." The parties acknowledge that the Collateral does not include any accounts receivable of the Company.

     2. Representations and Warranties. The Company hereby represents and warrants to the Secured Parties that the Company has full power and authority to execute this Agreement, to perform the Company's obligations hereunder, and to subject the Collateral to the security interest created hereby.

     3. Covenants. So long as any of the Obligations remains unpaid, the Company further covenants and agrees to the following:

(a) The Company shall execute such financing statements and other instruments and perform such acts as the Secured Parties may reasonably request to establish and maintain a valid and properly perfected security interest in the Collateral.

(b) The Company shall at all times keep accurate and complete records of the Collateral and permit the Secured Parties to inspect the records and the Collateral at such times and as often as such Secured Parties may reasonably request.

     4. Events of Default and Remedies.

(a) Any one or more of the following shall constitute an Event of Default:

(i) Default in the payment when due of the principal of any Note, or in the payment of interest on any Note, which default shall continue for 10 days after written notice thereof to Company; or

(ii) The Company shall be declared bankrupt under the bankruptcy laws of any jurisdiction; or

(iii) The holder or holders of any promissory notes issued by the Company outstanding prior to the date of this Agreement, or a creditor or creditors, shall obtain a judgment or judgments against the Company under the laws of any jurisdiction or jurisdictions in an amount in excess of $100,000, in the aggregate.

(b) Upon any Event of Default, the Secured Parties may exercise all rights and remedies under the Notes, and enforce all rights and remedies under any applicable law, including without limitation the rights and remedies available upon default to a secured party under the Uniform Commercial Code as adopted in the State of Minnesota. Notwithstanding the foregoing, however, no rights or remedies available to a secured party under any applicable law, or available to a Secured Party by reason of this Agreement, shall be exercised until such time as sixty-five percent (65%) of the Secured Parties with respect to which the Company then owes outstanding Obligations consent in writing to action being taken; such consent shall be obtained prior to any such rights being exercised.

     5. Survival of Representations, Warranties and Covenants. All representations, warranties and covenants contained in this Agreement shall survive the execution, delivery and performance of this Agreement and the creation and payment of the Obligations.

     6. Preservation of Rights. The Secured Parties shall not be obligated to preserve any rights the Company may have against prior parties, to realize on the Collateral at all or in any particular manner or order, or to apply any cash proceeds of the Collateral in any particular order of application. Provided, however, that any cash proceeds of the Collateral received by the Secured Parties shall be applied proportionately to the outstanding Obligations owing to Secured Parties on the Notes at the time of receipt of the cash proceeds.

     7. Reimbursement of Expenses. The Company shall reimburse the Secured Parties for all expenses (including fees and disbursements of counsel) reasonably incurred by the Secured Parties in the defense or enforcement of the security interests granted hereby, including expenses incurred in any bankruptcy proceeding.

     8. Termination. This Agreement and the security interest granted hereunder shall terminate as to each Secured Party on the first date as of which all principal of and interest, if any, on such Secured Party's Note shall have been paid, by conversion of such Note or otherwise.

     9. Severability. The invalidity of all or any part of any section of this Agreement shall not render invalid the remainder of this Agreement or the remainder of such section. If any provision of this Agreement is so broad as to be unenforceable, such provision shall be interpreted to be only as broad as is enforceable.

     10. Amendments. The terms, covenants and conditions of this Agreement may be amended only with the written consent of the Company and written agreement by eighty percent (80%) of the Secured Parties.

     11. Complete Agreement; Specific Inconsistencies. This Agreement, the Notes and all other agreements, instruments or documents executed and/or delivered in connection therewith embody the entire agreement and understanding between the Company and the Secured Parties with respect to the subject matter hereof and thereof, and supersede all prior agreements and understandings whether oral or written with respect to the subject matter hereof and thereof. To the extent of any specific inconsistencies between this Agreement and any other loan document, this Agreement shall govern. Additional requirements imposed by any other loan document shall not constitute specific inconsistencies.

     12. Counterparts. This Agreement may be executed in any number of counterparts and all such counterparts taken together shall be deemed to constitute one and the same instrument. The Agreement shall become effective as and when the Company and the Secured Parties have executed this Agreement or a counterpart thereof.

     13. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Minnesota.

* * * * * * * *

[BALANCE OF THIS PAGE LEFT BLANK INTENTIONALLY]

EXHIBIT A (To Security Agreement)

In order to secure payment and performance of the Obligations, the Company hereby grants to Secured Party a security interest (the "Security Interest") in all of the following assets of the Company, and all proceeds thereof (the "Collateral"):

A. Inventory of the Company, whether now owned or hereafter acquired; and

B. All equipment, furniture, and trade fixtures of the Company, whether now owned or hereafter acquired; and

C. All general intangibles of the Company, whether now owned or hereafter acquired, including, but not limited to, copyrights, unregistered trademarks and service marks, licenses, trade secrets, good will, trade names, customer lists, contract rights, permits and franchises, and the right to use the Company's name;

together with all substitutions and replacements for and products of any of the foregoing property and together with proceeds of any and all of the foregoing property and, in the case of all tangible Collateral, together with all accessions and (i) all accessories, attachments, parts, equipment and repairs now or hereafter attached or affixed to or used in connection with any such goods, and (ii) all warehouse receipts, bills of lading and other documents of title now or hereafter covering such goods.

The Collateral specifically does not include any accounts receivable of the Company which may now exist or may hereafter arise.

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Astrocom Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald B. Thomas, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 31, 2003                                            ASTROCOM CORPORATION

                                                                             By:   s/ Ronald B. Thomas
                                                                             Ronald B. Thomas, President, Chief Executive
                                                                             Officer & Chief Financial Officer

Exhibit 99.2

Astrocom Corporation
Audit Committee Charter

The Audit Committee ("Committee") is a standing committee of the Board of Directors. Its primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the external audit processes.

The Audit Committee shall be comprised of no less than three (3) Independent members from the Board of Directors and appointed by the Board. Independent means: 1) not receiving, other than for service on the board, any consulting, advisory, or other compensatory fee from the Company, and 2) not being an affiliated person (i.e. a person able to exert influence on the Company, often but not solely, resulting from a significant minority ownership position, and as more definitively set out by Securities and Exchange Act Rules 12b-2 and 144 and SEC rules and regulations promulgated in accordance with the Sarbanes-Oxley act of 2002) of the Company, or any subsidiary of the Company. The Chair of this Committee will also be appointed by the Board.

At least one member of the Audit Committee will be an "Audit Committee Financial Expert". In determining whether a member is a Financial Expert, the Audit Committee shall consider whether a person has (1) an understanding of generally accepted accounting principles and financial statements; (2) experience in the preparation or auditing of financial statements of generally comparable companies and the application of such principles in connection with the accounting for estimates, accruals, and reserves; (3) experience with internal accounting controls; and (4) an understanding of audit committee functions. The Company must disclose annually that the Audit Committee includes at least one Financial Expert.

The Committee shall meet at least two times per year or more frequently as circumstances require. The Company's Chief Financial Officer serves as staff to the Committee, however the Committee may ask members of management or others to attend its meetings and hold such executive sessions as it deems necessary.

In meeting its responsibilities, the Committee is expected/authorized to:

1) Provide an open channel of communication between the outside auditor, management, and the Board.

2) Determine that management has established and maintained an adequate system of internal controls appropriate for the Company.

3) Review and update the Committee's charter periodically as needed, at least annually.

4) Select and approve the outside auditor and the fee to be paid to the outside auditor. The outside auditor is ultimately accountable to the Audit Committee representing the Board of Directors, and the Committee has the ongoing direct authority and responsibility to select, evaluate, set fees for and replace outside auditors.

5) Ensure that the outside auditor does not provide any non-audit services including: (1) bookkeeping or other services related to the accounting records or financial statements of the audit client; (2) financial information systems design and implementation; (3) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (4) actuarial services; (5) internal audit outsourcing services; (6) management or human resources functions; (7) broker / dealer, investment adviser, or investment banking services; (8) legal services and expert services unrelated to the audit; or (9) any other service that the Committee determines is impermissible. The outside auditor may engage in any permitted non-audit service (including tax services) not listed above, only if the activity is pre-approved by the Committee and, if the activity is material, disclosed in its periodic financial reports, as appropriate, to shareholders, and the SEC and/or other financial regulatory bodies.

6) Ensure that the lead audit or coordinating partner and the reviewing partner must rotate off of the audit every 5 years.

7) Confirm and assure the independence of the outside auditor, including a review of any permitted non-audit services and related fees charged by the outside auditor. Obtain a formal written statement from the outside auditors delineating all relationships with the Company. Ensure that the Board Chair, President, CEO, CFO, and any Controller, Chief Accounting Officer or persons in an equivalent position have not been employed by the company's audit firm during the 1-year period preceding the current year audit.

8) Consider, in consultation with the outside auditor, the audit scope and plan of the outside auditor.

9) Consider and review with management and the outside auditor:

a) The adequacy of the Company's system of internal controls including computerized information system controls and security and the presence of a records retention / destruction policy.

b) Any related significant findings and recommendations of the outside auditor together with management's responses thereto.

c) Management's responsibility to communicate the importance of internal control and ensure that all employees and contractors who are involved in the system of internal controls possess an understanding of their roles and responsibilities, including that employees and contractors may freely and without fear of reprisals, address issues relating to internal control, accounting, financial statement disclosure matters or violations of federal or state laws to the Committee in the event that they believe these issues have not been adequately addressed by Management.

d) Any communications required by auditing standards generally accepted in the United States including, specifically, communications from the outside auditor about fraud, illegal acts, and deficiencies in internal control.

e) The adequacy of the CEO and CFO's written statement accompanying the audit report which certifies the appropriateness of the financial statements and disclosures contained in the audit report, and that those financial statements and disclosures fairly present, in all material respects, the operations and financial condition of the Company.

10) Review with management and the outside auditor at the completion of the annual audit and if and as appropriate, at the time of quarterly reviews and filings:

a) The Company's annual financial statements and related footnotes, and any other filings with financial regulatory bodies such as the SEC,

b) The outside auditor's audit of the financial statements and the auditor's report thereon,

c) Any significant changes required in the outside auditor's audit plan,

d) Management's handling of any proposed adjustments identified by the outside auditor,

e) Any serious difficulties or disputes with management encountered during the course of the audit, including any restrictions on the scope of the outside auditor's work or access to required information,

Significant accounting and reporting issues, including complex or unusual transactions identified by the outside auditor, and recent professional and regulatory pronouncements to include an understanding of their impact on the financial statements. All material accounting policies and practices used, alternative treatments of financial information within accounting principles generally accepted within the United States that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the outside auditor,

Any legal and regulatory matters that may have a material impact on the financial statements,

Any matters which the outside auditor believes should be addressed to the Committee as a result of the outside auditor's review of executive perquisites and a representative sample of travel and expense reimbursements of the Company's President and CEO,

Any matters which the outside auditor believes should be addressed to the Committee as a result of the auditors quarterly review of the Company's financial statements,

j) Any other matters related to the conduct of the audit that are to be communicated to the Committee under auditing standards generally accepted in the United States.

11) Whenever requested, or as considered useful or appropriate by Committee members, meet with the outside auditor, and management in separate executive sessions to discuss any matters that the Committee or these groups believe should be discussed privately with the Committee.

12) Review and approve, upon the advice of counsel, the terms of any material extension of credit to a Director or executive officer of the Company.

14) Approve a code of ethics for Company officers, and review it annually for adequacy. Obtain annually an assurance in writing from each officer that they have complied with the code of ethics.

15) Report Committee actions to the Board of Directors with such recommendations, as the Committee may deem appropriate.

The Committee shall have the power to conduct or authorize investigations into any matters within the Committee's scope of responsibilities. The Committee shall be empowered to retain independent counsel, accountants, or others to assist it in the conduct of any investigation. The Committee will perform such other functions as assigned by law, the Company's charter or bylaws, or the Board of Directors.

Date Adopted by the Board of Directors: May 24, 2000

Revision Date, if any: March 26, 2003