Form 10QSB
period 2003-03-31
ASTROCOM CORP
filed 2003-05-15
CIK 215155

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2003

or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
        For the transition period from ______________ to _________________

Commission file number 0-8482

ASTROCOM CORPORATION
(Exact name of small business issuer as specified in its charter)

Minnesota	41-0946755
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3500 Holly Lane North, Suite 60, Plymouth, Minnesota 55447-1284
 (Address of principal executive office) (Zip Code)

(763) 694-9949
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

                                                                                        Yes ____    No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2003: 26,448,943

INDEX

Form 10-QSB

		Part I
Item	1	Financial Statements
Item	2	Management's Discussion and Analysis or Plan of Operation
Item	3	Controls and Procedures

		Part II
Item	5	Other Information
Item	6	Exhibits and Reports on Form 8-K
Signatures
Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	Astrocom Corporation
	Balance Sheets

		03/31/03	12/31/02
		Unaudited	Audited
Assets
Current assets:
	Cash and cash equivalents	$ 226,492	$ 382,710
	Accounts receivable, less allowance of $7,634 in 2003 & 2002	47,772	8,590
	Inventories, net	162,229	162,516
	Prepaid expenses	13,996	11,130
	Total current assets	450,489	564,946

Property and equipment, net		32,966	36,446

Other assets
	Deposit	10,000	10,000
	Debt issuance costs, net	77,861	119,691
	Intangible assets, net	1,814	0
	Total other assets	89,675	129,691

Total assets		$ 573,130	$ 731,083

Liabilities and shareholders' deficit
Current liabilities:
	Notes payable, net of original issue discount	$ 1,274,975	$ 1,400,910
	Capital lease obligation	456	1,206
	Due to related parties	99,012	84,060
	Accounts payable	44,943	25,215
	Accrued compensation	167,213	135,435
	Accrued expenses	358,653	292,138
	Total current liabilities	1,945,252	1,938,964

Long-term Liabilities
	Accrued compensation	150,000	150,000
	Notes payable	751,868	500,000
		2,847,120	2,588,964

Shareholders' deficit:
	Preferred stock, $1.00 par value:5,000,000 shares authorized-0- shares issued and outstanding	0	0
	Common stock, $.10 par value:75,000,000 shares authorized 26,448,943 shares issued and outstanding	2,644,498	2,644,498
	Additional paid-in capital	9,952,478	9,952,478
	Accumulated deficit	(14,870,966)	(14,454,857)

Total shareholders' deficit		(2,273,990)	(1,857,881)

Total liabilities and shareholders' deficit		$ 573,130	$ 731,083

See accompanying notes to financial statements.

Astrocom Corporation
Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2003	2002

Net sales	$ 72,482	$ 68,417

Cost of products sold	44,957	49,917

Gross profit	27,525	18,500

Operating expenses
Selling and administrative	218,667	186,734
Research and development	112,139	111,037
Total operating expenses	330,806	297,771

Operating loss	(303,281)	(279,271)

Other income (expense)
Interest income	908	158
Interest expense	(113,736)	(92,741)
Other expense	0	(665)
Total other income (expense)	(112,828)	(93,248)

Net loss before income taxes	(416,109)	(372,519)

Benefit from income taxes	0	(113)

Net loss	$ (416,109)	$ (372,406)

Loss per common share - basic and diluted	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding	26,448,943	26,448,943

See accompanying notes to financial statements.

Astrocom Corporation
Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss	$ (416,109)	$ (372,406)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization
	46,296	74,729
Amortization of original issue discount
	49,064	0
Changes in operating assets and liabilities:

Accounts receivable, net
	(39,182)	23,567
Inventories, net
	287	17,578
Prepaid expenses
	(2,866)	(4,540)
Due to related parties
	14,952	10,833
Accounts payable
	19,728	46,914
Accrued compensation
	31,778	40,996
Accrued expenses
	93,384	49,286
Net cash used in operating activities	(202,668)	(113,043)

Cash flows from investing activities
Purchases of property and equipment
	(700)	0
Purchase of license agreements
	(2,100)	0
Net cash used in investing activities
	(2,800)	0

Cash flows from financing activities
Proceeds from notes payable
	50,000	0
Payments on capital lease obligation
	(750)	0
Cash provided by financing activities	49,250	0

Decrease in cash and cash equivalents	(156,218)	(113,043)
Cash and cash equivalents at beginning of period	382,710	116,135
Cash and cash equivalents at end of period	$ 226,492	$ 3,092

Supplemental cash flow information:
Interest paid	$ 26,869	$ 0

See accompanying notes to financial statements.

Astrocom Corporation
Notes to Financial Statements
March 31, 2003

1. Basis of Presentation

The financial statements in this Form 10-QSB have been prepared by Astrocom Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

2. Inventories

Inventories are stated at the lower of cost or market, determined on an average cost basis, and consisted of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)

Raw materials	$374,339	$393,089
Work in process	211,051	201,719
Finished goods	69,607	57,923
Less obsolescence reserve	(492,768)	(490,215)
	$162,229	$162,516

3. Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. All options and warrants outstanding during the three months ended March 31, 2003 and 2002 were anti-dilutive.

4. Stock-Based Compensation

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

Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the following pro forma amounts:

Three Months Ended March 31,
	2003	2002
Net loss:
As reported	$(416,109)	$(372,406)
Pro forma	$ (494,472)	$ (425,969)
Basic and diluted net loss per share:
As reported	$ (.02)	$ (.01)
Pro forma	$ (.02)	$ (.02)
Stock-based compensation:
As reported	$ 0	$ 0
Pro forma	$ 78,363	$ 53,563

In determining the compensation cost of the options granted during the quarters ended March 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	3.0%	3.5%
Expected life of options granted	5 years	5 years
Expected volatility range	323.7%	323.7%
Expected dividend yield	0%	0%

5. Warranties

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It requires additional disclosures related to product warranty liabilities. The disclosure requirements in the interpretation are effective for financial statements of annual periods and interim quarters ending after December 15, 2002. The Company adopted the annual requirement.

The Company offers warranties on its products sold to customers, which ranges from 2-years, 5-years and lifetime depending on the product. A liability for warranties is established at the time the product is sold. Warranty and repair costs are charged against the accrual when incurred. Accrued liabilities are analyzed and adjusted by management throughout the year. The change in accrued warranties is as follows for the three months ended March 31:

	2003	2002
Balance, beginning of period	$ 13,720	$ 13,720
Increase in reserve	1,617	2,502
Reductions for warranty costs	(1,617)	(2,502)
Balance, end of period	$13,720	$ 13,720

6. Accrued Expenses Consisted of the Following At:
	March 31,	December 31,
	2003	2002
Accrued interest	$ 153,419	$ 115,616
Dividends payable	39,861	39,861
Other accrued expenses	165,373	136,661
	$ 358,653	$ 292,138

7. Notes Payable

On December 27, 2002, the Company issued $500,000 in secured, two-year convertible notes. The notes bear interest at 12% per annum, are convertible into shares of the Company's common stock at $.05 per share, and are secured by all of the Company's assets, except accounts receivable. Subsequently, on March 7, 2003, the Company issued $50,000 in secured, two-year convertible notes which carry the same terms as above but are subordinated to the December 27 notes, and are secured by a second security interest in all of the Company's assets except accounts receivable.

On April 2 and July 19, 2002, the Company issued $300,000 and $75,000, respectively, of one-year 12% Subordinated Promissory Notes and 5-year Non-callable Warrants to purchase 2-1/2 shares of common stock of the Company, at a price of $.40 per share, for each $1 invested in the private placement offering. The Notes provide that principal and accrued interest are convertible to common stock at a conversion price of $.10 per share during the term of the note. The Company is currently in default on the notes issued April 2, 2002; as the Company is not able to pay the notes and accrued interest at this time, it is exploring other options to address this obligation.

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

From March through June 2001, the Company accepted agreements covering an aggregate $790,000 loaned to the Company by 18 accredited investors, and authorized the issuance of one-year 12% Subordinated Promissory Notes and 5-year Non-callable Warrants to purchase 2-1/2 shares of common stock of the Company, at a price of $.40 per share for each $1 invested in the notes. The Notes provide that principal and accrued interest are convertible to common stock at a conversion price per share equal to the lower of $.20 per share or 80% of the lowest price per share for which the Company may sell shares of its common stock (in a minimum offering amount of 100,000 shares) during the term of the note. The Company was in default on those notes and negotiated one-year extensions. In return for the extensions, the notes were reissued effective June 15, 2002 at an amount equal to the principal plus accrued interest, bear an interest rate of 12% payable at maturity and are convertible to common stock at a conversion price of $.10 per share; the holders were also granted 2-1/2 additional warrants per dollar invested to purchase shares of common stock at $.20 per share. All but one of the extensions, representing $25,000, has been finalized; management believes that this extension will eventually be concluded.

The beneficial conversion feature and the warrants, including those to be issued as a result of extensions to the above notes currently in default, were valued and recorded as a discount to the notes payable and are being accreted as interest expense over the term of the notes. In addition, the costs for issuance of debt, comprised of attorney and agent fees, and the value of warrants issued to agents were also recorded as discounts and accreted as expense over the term of the notes.

8. Liquidity

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

Item 2. Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

The following table sets forth selected information derived from the Company's interim statement of operations expressed as percentages of net sales:

	Three Months Ended March 31,		%Increase
	2003	2002	(Decrease)
Net Sales	100.0%	100.0%	5.9%
Cost of Sales	62.0	73.0	(9.9)
Gross Profit	38.0	27.0	48.8
Selling and Administrative	301.7	272.9	17.1
Research and Development	154.7	162.3	1.0
Operating Loss	(418.4)	(408.2)	8.6
Other Income (Expense)	(155.7)	(136.3)	(21.0)
Net Loss	(574.1)%	(544.3)%	11.7%

Net Sales. Net sales for the three month period ended March 31, 2003 increased to $72,482 from $68,417 for the comparable period in 2002. The increase in revenue was due to the ongoing transition of the Company from the traditional CSU/DSU products to the Wide Area Network (WAN) line aggregation market with sales starting to increase from the new PowerLinkTM product line. Relative to sales mix, the percentages of PowerLinkTM sales to Net Sales for the three month period ended March 31, 2003 when compared to the same period in 2002 were 83% and 37%, reflecting an increase of 138% between the periods. Note that PowerLinkTM sales for the period ended March 31, 2003 were discounted by $28,300 due to the Company's revenue recognition policy regarding sales to stocking distributors; without the discount, PowerLinkTM sales actually increased by 250% over the comparable period in 2002.

Since inception, the PowerLinkTM has been enhanced with features such as Domain Name System (DNS) server. Additional features - including, traffic shaping and quality of service enhancements - are planned. The Company believes that these features will expand the range of business applications for the PowerLinkTM.

Astrocom's sales and distribution channels are being improved. On May 5, 2003 the Company announced a strategic partnership with Concergent, LLC, a leader in comprehensive secure Virtual Private Network (VPN) connectivity solutions; Concergent will integrate Astrocom's PowerLinkTM network appliances into their existing VPN services and market the solution under its brand name and logo as the result of a non-exclusive private labeling agreement. On March 18, 2003, Astrocom announced an agreement with Ingram Micro Inc. to distribute PowerLinkTM products throughout Canada. Ingram Micro (NYSE: IM), the largest global wholesale provider of technology products and supply chain management services with the largest distribution network in Canada, will now be providing the Canadian reseller channel with the PowerLinkTM family of WAN Aggregation and Fail-over products.

Gross Profit. Gross profit margin for the three month period ended March 31, 2003 was 38.0% as compared to 27.0% for the same period of 2002. The increase is primarily attributable to relatively higher margin PowerLinkTM sales as well as staff reductions effective February 11, 2002. While the Company has reduced labor expenses in production, gross margins will continue to be affected by sales volume, product mix and the sales channel used.

Operating Expenses. Selling and administrative expenses were $218,667 for the three month period ended March 31, 2003, an increase of 17.1% from the comparable period of 2002. Sales and marketing expenses for 2003 remained relatively flat; administrative expenses, however, increased by 28.0% over the same period in 2002. The increase is entirely attributable to debt expenses that are being accreted over the term of the notes.

Research and development expenses were $112,139 for the three month period ended March 31, 2003, an increase of 1% from the comparable period in 2002.

Other Income (Expense). Other expense, net, was ($112,828) for the period ending March 31, 2003 compared to a net other expense of ($93,248) for the same period in 2002. The increase is primarily due to costs associated with the current loans. Because the debt is convertible to common stock at a discount from the market price and included detachable warrants, the debt was discounted from its face value for both the value of the warrants and conversion feature and was accreted over the term of the loan as a non-cash interest expense.

Net Loss. The Company reported a net loss of $416,109 for the three month period ended March 31, 2003 compared to a net loss of $372,406 for the comparable period of 2002. The increase in loss is due to expenses associated with the current loans.

Liquidity and Capital Resources

For the first quarter of 2003, the net working capital deficit increased to $1,746,631 from a deficit of 1,374,018 on December 31, 2002; cash decreased to $226,492 from $382,710 on December 31, 2002.

During 2002, the Company borrowed $905,626 through the issuance of subordinated promissory notes and convertible promissory notes. In addition, the Company negotiated extensions with the holders of $790,000 in notes which were in default; as the Company was not financially able to pay the notes, the holders agreed to new notes totaling $902,755. To date in 2003, the Company has raised an additional $50,000 and negotiated extensions with the holders of $175,000 in notes which were in default and reissued new notes totaling $230,443. The Company is currently in default on the notes issued April 2, 2002; as the funds are not available to pay the notes and accrued interest at this time, the Company is exploring other options to address this obligation. Further, the Company will need to negotiate with the holders of the notes due from June through August 2003 as the Company anticipates that the funds to pay those notes will not be available at that time.

To improve cash availability for the Company, the President and the former Vice President of Sales and Marketing of the Company have accepted agreements to defer $150,000 in salary until December 2004 at 12% interest and have contributed $239,822 of accrued salaries to shareholders' deficit.

The Company currently believes that it has sufficient funds, in addition to minimal sales and establishment of some form of accounts receivable financing, to finance operations for approximately three months. While management is optimistic that its current activities, such as the recent agreements with Ingram Micro and Concergent, LLC, will lead to increased sales, additional financing is required to remain in operation beyond that period; there is no assurance, however, that the Company will be successful in its efforts to secure the needed funds; in which case, it may need to cease operation at the end of that period. Moreover, there is risk that the holders of the notes due in April through August 2003 will not renegotiate terms.

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

Revenue Recognition: Generally, revenue is recognized upon shipment of product, FOB shipping point. For goods sold to stocking distributors, contractual arrangements control.  In general, revenue is usually not recognized until sale of product to an end-user during the first 120 days following the sale to the stocking distributor; after that period and subject to the specifics of the applicable agreement, all remaining revenue, less any adjustments, is recognized. For evaluation units subsequently purchased, revenue is not recognized until payment is received. As of March 31, 2003, deferred revenue was $28,300 related to sales to a stocking distributor.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, Ronald Thomas, has reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, the officer believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

Changes in Internal Controls

During the first quarter of 2003, the Company converted its enterprise system from Made2Manage Systems to Peachtree Complete Accounting; to date, no significant differences have developed. Management will continue to validate and monitor the system to ensure that it operates correctly over an extended period of time. There were no other significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II. OTHER INFORMATION

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1    Certification Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
           Sarbanes-Oxley Act Of 2002

(b)       Reports on Form 8-K
            None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003

                                                                                        ASTROCOM CORPORATION

                                                                                        By: s/ Ronald B. Thomas
                                                                                        Ronald B. Thomas
                                                                                        President, Chief Executive Officer
                                                                                        and Chief Financial Officer

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

Date: May 15, 2003

                                                                                    ASTROCOM CORPORATION

                                                                                    By: s/ Ronald B. Thomas
                                                                                    Ronald B. Thomas
                                                                                    President, Chief Executive Officer
                                                                                    and Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Astrocom Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ronald B. Thomas, President, Chief Executive Officer, and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

        1.  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange
             Act of 1934; and

        2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 15, 2003

                                                                                    ASTROCOM CORPORATION

                                                                                    By: s/ Ronald B. Thomas
                                                                                    Ronald B. Thomas
                                                                                    President, Chief Executive Officer
                                                                                    and Chief Financial Officer